Form 10-Q
period 1995-03-31
ISOMEDIX INC
filed 1995-05-12
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10Q


(Mark One)
  X
- ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

                                       OR

- ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
from                  to
     ----------------    ------------------

                         Commission file number 0-12488

                                 Isomedix Inc.
- ---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                             22-1986189
- ---------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                              Identification No.)


11 Apollo Drive, Whippany, New Jersey                                   07981
- -----------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


(201) 887-4700
- -----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- -----------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                           ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995: 6,995,968 shares of common stock $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                 MARCH 31, 1995





                                                                    Page
                                                                    Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                                          3-4

     March 31, 1995 and
     December 31, 1994

CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended
     March 31, 1995 and 1994                                           5

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY                                              6-7
     For the Three Months Ended
     March 31, 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  8
     For the Three Months Ended
     March 31, 1995 and 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                       10-13

PART II.  OTHER INFORMATION                                         14-16

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         ISOMEDIX INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994



                                                    March 31,      December 31,
                                                      1995             1994
                                                  ------------     ------------
                                                  (Unaudited)
         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                       $  7,215,356     $  5,961,473
  Investments                                       12,528,300       11,891,561
  Accounts Receivable, Less
   Allowance for Doubtful Accounts
   of $350,000 at March 31, 1995
   and at December 31, 1994                          9,058,636        8,493,608
  Prepaid Expenses and Other Current Assets          1,459,398        1,614,108
                                                  ------------     ------------
    Total Current Assets                            30,261,690       27,960,750
                                                  ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
  At Cost                                           55,893,718       55,207,156
  Less, Accumulated Depreciation                    15,967,803       15,359,400
                                                  ------------     ------------
                                                    39,925,915       39,847,756
                                                  ------------     ------------
RADIOISOTOPE
  At Cost                                           63,669,596       62,790,850
  Less, Accumulated Depreciation                    33,285,476       32,203,450
                                                  ------------     ------------
                                                    30,384,120       30,587,400
                                                  ------------     ------------

INVESTMENTS                                          4,987,153        5,526,960
EXCESS OF COSTS OVER NET ASSETS ACQUIRED               736,305          753,482
OTHER ASSETS                                         1,297,704        1,523,357
                                                  ------------     ------------

    Total Assets                                  $107,592,887     $106,199,705
                                                  ============     ============





        See accompanying notes to the consolidated financial statements.

                                                     March 31,      December 31,
                                                       1995            1994
                                                   ------------     ------------
    LIABILITIES                                    (Unaudited)
CURRENT LIABILITIES
  Current Portion of Long-Term Debt                $    700,000     $    925,000
  Accounts Payable                                    1,750,930        1,663,756
  Accrued Expenses                                      282,845          825,455
  Contract Deposits                                     114,094           47,572
  Income Taxes Payable                                1,083,909          264,923
                                                   ------------     ------------

    Total Current Liabilities                         3,931,778        3,726,706

LONG-TERM DEBT                                        9,000,000        9,100,000

DEFERRED INCOME TAXES                                 7,725,775        7,633,452
                                                   ------------     ------------

    Total Liabilities                                20,657,553       20,460,158
                                                   ------------     ------------

    STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $1.00 par value
  Authorized - 15,000,000 shares
  Issued and Outstanding - none

COMMON STOCK
  $.01 par value
  Authorized - 15,000,000 shares
  Issued:
    March 31, 1995 - 7,159,968  shares
    December 31, 1994 - 7,152,592 shares
  Outstanding:
    March 31, 1995 - 6,995,968
    December 31, 1994 - 7,042,592                        71,600           71,526

ADDITIONAL PAID-IN CAPITAL                           37,592,891       37,505,506

RETAINED EARNINGS                                    51,732,346       49,868,144
                                                   ------------     ------------

                                                     89,396,837       87,445,176
                                                   ------------     ------------

 Less, Common Stock Held in the Treasury
   at cost:
     March 31, 1995 - 164,000 Shares
     December 31, 1994 - 110,000 Shares              (2,461,503)      (1,705,629)
                                                   ------------     ------------

       Total Stockholders' Equity                    86,935,334       85,739,547
                                                   ------------     ------------

       Total Liabilities and
       Stockholders' Equity                        $107,592,887     $106,199,705
                                                   ============     ============




        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)




                                            March 31,                   March 31,
                                               1995           %           1994           %
                                           -----------      -----     ------------     -----
SALES                                      $11,455,026      100.0     $11,239,784      100.0

COST OF SALES                                5,535,678       48.3       5,316,663       47.3
                                           -----------      -----     -----------      -----
GROSS PROFIT                                 5,919,348       51.7       5,923,121       52.7

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES                     2,844,968       24.8       2,719,602       24.2
                                           -----------      -----     -----------      -----
OPERATING INCOME                             3,074,380       26.9       3,203,519       28.5

OTHER INCOME (EXPENSE)
  Investment Income                            167,876        1.5         126,245        1.1
  Interest Expense                            (135,252)      (1.2)      ( 115,259)      (1.0)
                                           -----------      -----     -----------      -----
INCOME BEFORE PROVISION
 FOR INCOME TAXES                            3,107,004       27.2       3,214,505       28.6

PROVISION FOR INCOME
 TAXES                                       1,242,802       10.8       1,285,800       11.4
                                           -----------      -----     -----------      -----
NET INCOME                                 $ 1,864,202       16.4     $ 1,928,705       17.2
                                           ===========      =====     ===========      =====

EARNINGS PER SHARE                         $       .26                $       .26
                                           ===========                ===========





        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)





                                                                    TOTAL
                                                                STOCKHOLDERS'
                                                                    EQUITY
BALANCE - December 31, 1994                                      $85,739,547

    Exercise of Stock Options                                         28,875

    Acquisition of Treasury Stock                                   (755,874)

    Sales of Common Stock Under Employee
         Stock Purchase Plan                                          58,584

    Net Income                                                     1,864,202
                                                                 -----------

BALANCE - March 31, 1995                                         $86,935,334
                                                                 ===========





        See accompanying notes to the consolidated financial statements.

     COMMON STOCK                                                 TREASURY STOCK
- ----------------------      ADDITIONAL                      -------------------------
  NUMBER                     PAID-IN          RETAINED       NUMBER
OF SHARES      AMOUNT        CAPITAL          EARNINGS      OF SHARES        AMOUNT
7,152,592      $71,526     $37,505,506      $49,868,144     (110,000)     ($1,705,629)

    3,000           30          28,845

                                                             (54,000)        (755,874)




    4,376           44          58,540

                                              1,864,202
- ---------      -------     -----------      -----------     --------      -----------

7,159,968      $71,600     $37,592,891      $51,732,346     (164,000)     ($2,461,503)
=========      =======     ===========      ===========     ========      ===========





        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)
                          Increase (Decrease) in Cash


                                                      March 31,       March 31,
                                                        1995             1994
                                                    -------------    ------------


Cash flows from operating activities:
Net Income                                          $ 1,864,202      $  1,928,705
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        1,703,635         1,747,930
  Amortization                                          171,320           174,092
  Gain on sale of asset                                  (3,100)
  Changes in assets and liabilities:
    Increase in accounts receivable                    (565,028)         (413,583)
    Decrease in prepaid expenses and
      other current assets                              154,710           391,609
    Decrease in accounts payable
      and accrued expenses                             (455,436)         (575,243)
    Increase (decrease) in contract deposits             66,522          (158,629)
    Increase in income taxes payable                    818,986           321,837
    Increase in deferred income taxes                    92,323           179,390
                                                    -----------      ------------
Net cash used in operating activities                 3,848,134         3,596,108
                                                    -----------      ------------
Cash flows from investing activities:
  Purchases of investments                           (3,572,865)       (1,577,353)
  Proceeds from sale of investments                   3,475,933           850,000
  Proceeds from sale of assets                            3,100
  Increase in equipment deposits                                          219,921
  Additions to property, plant and
    equipment                                          (699,766)         (606,816)
  Additions to radioisotope                            (698,306)       (2,168,466)
  Deferred pre-operating costs incurred                 (21,816)
  Other                                                   5,983            21,967
                                                    -----------      ------------
Net cash used in investing activities                (1,507,737)       (3,260,747)
                                                    -----------      ------------
Cash flows from financing activities:
  Payment of long-term debt                            (325,000)         (275,000)
  Purchase of treasury stock                           (755,874)
  Costs of New York Stock Exchange listing              (93,099)
  Proceeds from stock options exercised and
    employee stock purchases                             87,459           163,124
                                                    -----------      ------------
Net cash used in financing activities                (1,086,514)         (111,876)
                                                    -----------      ------------
Net increase in cash and cash equivalents             1,253,883           223,485
Cash and cash equivalents at beginning of
  year                                                5,961,473         2,949,572
                                                    -----------      ------------
  Cash and cash equivalents at end of period        $ 7,215,356      $  3,173,057
                                                    -----------      ------------
Supplemental cash flow information:
                                                    -----------      ------------
  Cash paid for interest (net of amounts
    capitalized)                                    $   105,521      $     85,301
                                                    -----------      ------------
  Cash paid for income taxes                        $   349,619      $    279,078
                                                    -----------      ------------
Supplemental non-cash investing activities:
                                                    -----------      ------------
  Additions to radioisotope                         $   180,440
                                                    -----------      ------------


        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The interim consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair statement of results for the periods presented. Operating revenues and net income for any interim period are not necessarily indicative of results for a full year.

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended March 31, 1995 and 1994, the number of shares used in computing earnings per share was 7,265,923 and 7,366,151, respectively.

3. As of March 31, 1995, the Company had total investments classified as held-to-maturity of $17,515,453 with a market value of $17,281,871. The market value is calculated using information provided by outside quotation services. The Company's investments consist of debt instruments from various governmental agencies with maturity dates ranging from April, 1995 to September, 2026.

         For the three months ended March 31, 1995, the gross unrealized holding losses were $233,582. Management has concluded that the decline in fair value is temporary and, therefore, no adjustment to the cost basis of the investments has been recorded.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Consolidated sales increased approximately 1.9% to $11,455,026 in 1995 from $11,239,784 in 1994. This increase was due to a 2.3% increase in sales of sterilization services to $10,415,093 in 1995 from $10,177,178 in 1994, due to higher volumes of products processed for new and existing customers. This increase was partially offset by increased competitive factors including pricing pressures which, as previously reported, are expected to continue during 1995. Sales of validation services by the Company's Skyland subsidiary decreased slightly to $1,039,933 in 1995 from $1,062,606 in 1994.

Gross profit decreased to 51.7% of sales in 1995 from 52.7% in 1994. This decrease is attributable to the competitive factors described above. This decrease was partially offset by the growth in consolidated sales.

Selling, general and administrative expenses, as a percentage of sales, were 24.8% in 1995 compared to 24.2% in 1994. This increase was attributable to an overall increase in administrative expenses.

Consolidated operating income decreased 4.0% to $3,074,380 in 1995 from $3,203,519 in 1994, and as a percentage of sales, to 26.9% in 1995 compared to
28.5% in 1994.   Operating income from sterilization services (before corporate overhead) decreased to 34.2% of that segment's sales in 1995 from 37.7% in 1994. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to 13.1% of that segment's sales in 1995 from 21.3% in 1994, primarily as a result from the decrease in sales.

Interest expense increased to $135,252 in 1995 from $115,259 in 1994 as a result of higher interest rates, as partially offset by the payments of current maturities on long-term debt.

Net income decreased to $1,864,202 in 1995 from $1,928,705 in 1994. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 16.4% in 1995 compared to 17.2% in 1994.

LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 1995, the Company's working capital was $26,329,912 as compared to $24,234,044 at December 31, 1994. The increase in working capital was principally attributable to cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items, such as depreciation and amortization. This increase was partially offset by cash used in investing and financing activities primarily relating to capital expenditures used to purchase radioisotope and to equip the Company's existing sterilization facilities, and purchases of treasury stock.

The Company has utilized industrial development revenue bonds to finance a substantial portion of the costs of constructing and equipping (including the initial purchase of radioisotope) some of its sterilization facilities. The obligations of the Company under the terms of the industrial development revenue bonds are collateralized by the property, plant, equipment and radioisotope purchased with the proceeds of such bonds and the agreements relating to such bonds contain various restrictive covenants. More recently, funds generated from operations and sales of common stock have served as sources of funds used to finance the construction and equipping of facilities.

The Company believes that funds from operating activities will be sufficient to purchase radioisotope and to equip, on a year to year basis, the Company's existing sterilization facilities.

The Company may utilize existing credit facilities, which the Company expects to be able to renew annually, to also fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments, which will mature in amounts necessary to cover the foreseeable expansion program of the Company. The Company's capital expenditures for 1995 are anticipated to be approximately $12 to $15 million.

INFLATION

Inflation is not expected to have a significant impact on the Company's income, particularly as the United States economy is presently experiencing a period of low inflation. Based upon its experience since inception, the Company does not expect that future increases in the cost of radioisotope or other materials will be significant to its operations.

PART II.  OTHER INFORMATION

Item 1           Legal Proceedings

                 None to report.

Item 2           Changes in Securities

                 None to report.

Item 3           Defaults Upon Senior Securities

                 None to report.

Item 4           Submission of Matters to a Vote of Security Holders

                 None to report.

Item 5           Other Information

                 None to report.


Item 6           Exhibits and Reports on Form 8-K

                 (a)      Exhibits:

                          XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended March 31, 1995 and 1994. (Unaudited)

                          27      Financial Data Schedule

                            (b)   Reports on Form 8-K:
                                  During the three months ended March 31,
                                  1995, the registrant filed no reports
                                  on Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ISOMEDIX INC.
                                            (Registrant)



Date: May 11, 1995                          /s/ John Masefield
                                            ----------------------------
                                            John Masefield
                                            Chairman



Date: May 11, 1995                          /s/ Thomas J. DeAngelo
                                            ----------------------------
                                            Thomas J. DeAngelo
                                            Vice President -
                                            Finance and Administration

                                EXHIBIT INDEX
                                -------------
Exhibit No.         Description
- -----------         -----------

Ex-11.XI(a)         Statement Re:  Computation of Earnings Per
                    Share For the Three Months Ended March 31,
                    1995 and 1994.  (Unaudited)

Ex-27               Financial Data Schedule