Form 10-Q
period 1995-06-30
ISOMEDIX INC
filed 1995-08-14
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ________________

                                    FORM 10Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 1995

                                       OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to___________________

                         Commission file number 0-12488

                   Isomedix Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-1986189
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation of organization)


11 Apollo Drive, Whippany, New Jersey                                  07981
(Address of principal executive offices)                            (Zip Code)


                (201) 887-4700
(Registrant's telephone number, including area code)

                                  NOT APPLICABLE
   Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ___      ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
   ___     ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 6,976,273 shares of common stock $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                 JUNE 30, 1995


                                                                          Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                                               3-4

         June 30, 1995 and
         December 31, 1994

CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months Ended
         June 30, 1995 and 1994                                           5

         For the Six Months Ended
         June 30, 1995 and 1994                                           6

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY                                                   7-8
         For the Six Months Ended
         June 30, 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     9
         For the Six Months Ended
         June 30, 1995 and 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                10

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                             11-16

PART II.  OTHER INFORMATION                                               17-20

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         ISOMEDIX INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994



                                                              June 30,       December 31,
                                                                1995            1994
                                                           -------------    ------------
                                                            (Unaudited)
         ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                 $  4,553,211     $  5,961,473
  Investments                                                 19,934,606       11,891,561
  Accounts Receivable, Less
   Allowance for Doubtful Accounts
   of $350,000 at June 30, 1995
   and at December 31, 1994                                    8,086,681        8,493,608
  Prepaid Expenses and Other Current Assets                    1,011,913        1,614,108
                                                            ------------     ------------
    Total Current Assets                                      33,586,411       27,960,750
                                                            ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
  At Cost                                                     58,409,846       55,207,156
  Less, Accumulated Depreciation                              16,593,228       15,359,400
                                                            ------------     ------------

                                                              41,816,618       39,847,756
                                                            ------------     ------------
RADIOISOTOPE
  At Cost                                                     63,834,424       62,790,850
  Less, Accumulated Depreciation                              34,391,206       32,203,450
                                                            ------------     ------------
                                                              29,443,218       30,587,400
                                                            ------------     ------------

INVESTMENTS                                                    1,208,017        5,526,960
EXCESS OF COSTS OVER NET ASSETS ACQUIRED                         711,878          753,482
OTHER ASSETS                                                   1,167,663        1,523,357
                                                            ------------     ------------
    Total Assets                                            $107,933,805     $106,199,705
                                                            ============     ============




        See accompanying notes to the consolidated financial statements.

                                                              June 30,       December 31,
                                                               1995              1994
                                                            ------------     ------------
    LIABILITIES                                             (Unaudited)

CURRENT LIABILITIES
  Current Portion of Long-Term Debt                          $   600,000     $    925,000
  Accounts Payable                                             1,066,587        1,663,756
  Accrued Expenses                                               481,055          825,455
  Contract Deposits                                               83,686           47,572
  Income Taxes Payable                                           295,756          264,923
                                                             -----------     ------------

    Total Current Liabilities                                  2,527,084        3,726,706

LONG-TERM DEBT                                                 9,000,000        9,100,000

DEFERRED INCOME TAXES                                          7,803,427        7,633,452
                                                             -----------     ------------

    Total Liabilities                                         19,330,511       20,460,158
                                                             -----------     ------------

    STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $1.00 par value
  Authorized - 15,000,000 shares
  Issued and Outstanding - none

COMMON STOCK
  $.01 par value
  Authorized - 15,000,000 shares
  Issued:
    June 30, 1995 - 7,167,868 shares
    December 31, 1994 - 7,152,592 shares
  Outstanding:
    June 30, 1995 - 6,976,273 shares
    December 31, 1994 - 7,042,592 shares                          71,679           71,526

ADDITIONAL PAID-IN CAPITAL                                    37,670,170       37,505,506

RETAINED EARNINGS                                             53,720,107       49,868,144
                                                             -----------     ------------

                                                              91,461,956       87,445,176

LESS, COMMON STOCK HELD IN THE TREASURY,
AT COST
         June 30, 1995 - 191,595 shares
         December 31, 1994 - 110,000 shares                   (2,858,662)      (1,705,629)
                                                            ------------     ------------

         Total Stockholders' Equity                           88,603,294       85,739,547
                                                            ------------     ------------
         Total Liabilities and
         Stockholders' Equity                               $107,933,805     $106,199,705
                                                            ============     ============



        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                                   June 30,                    June 30,
                                      1995           %          1994            %
                                  -----------      -----     -----------      -----
SALES                             $11,479,351      100.0     $12,029,340      100.0

COST OF SALES                       5,461,840       47.6       5,315,943       44.2
                                  -----------      -----     -----------      -----

GROSS PROFIT                        6,017,511       52.4       6,713,397       55.8

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES            2,870,241       25.0       2,843,409       23.6
                                  -----------      -----     -----------      -----

OPERATING INCOME                    3,147,270       27.4       3,869,988       32.2

OTHER INCOME (EXPENSE)
  Investment Income                   303,320        2.6         189,234        1.5
  Interest Expense                   (137,655)      (1.2)       (120,708)      (1.0)
                                  -----------      -----     -----------      -----

INCOME BEFORE PROVISION
 FOR INCOME TAXES                   3,312,935       28.8       3,938,514       32.7

PROVISION FOR INCOME
 TAXES                              1,325,174       11.5       1,575,408       13.1
                                  -----------      -----     -----------      -----

NET INCOME                        $ 1,987,761       17.3     $ 2,363,106       19.6
                                  ===========      =====     ===========      =====


EARNINGS PER SHARE                $       .28                $       .32
                                  ===========                ===========





        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                                     June 30,                  June 30,
                                      1995          %           1994           %
                                  -----------     -----     -----------      -----
SALES                             $22,934,377     100.0     $23,269,124      100.0

COST OF SALES                      10,997,518      48.0      10,632,606       45.7
                                  -----------     -----     -----------      -----

GROSS PROFIT                       11,936,859      52.0      12,636,518       54.3

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES            5,715,209      24.9       5,563,011       23.9
                                  -----------     -----     -----------      -----

OPERATING INCOME                    6,221,650      27.1       7,073,507       30.4

OTHER INCOME (EXPENSE)
  Investment Income                   471,196       2.1         315,479        1.3
  Interest Expense                   (272,907)     (1.2)       (235,967)      (1.0)
                                  -----------     -----     -----------      -----

INCOME BEFORE PROVISION
 FOR INCOME TAXES                   6,419,939      28.0       7,153,019       30.7

PROVISION FOR INCOME
 TAXES                              2,567,976      11.2       2,861,208       12.3
                                  -----------     -----     -----------      -----

NET INCOME                        $ 3,851,963      16.8     $ 4,291,811       18.4
                                  ===========     =====     ===========      =====

EARNINGS PER SHARE                $       .53               $       .58
                                  ===========               ===========





        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)





                                                                        TOTAL
                                                                    STOCKHOLDERS'
                                                                       EQUITY
BALANCE - December 31, 1994                                         $85,739,547

    Exercise of Stock Options                                           229,144

    Acquisition of Treasury Stock                                    (1,275,944)

    Sales of Common Stock Under Employee
         Stock Purchase Plan                                             58,584

    Net Income                                                        3,851,963
                                                                    -----------

BALANCE - June 30, 1995                                             $88,603,294
                                                                    ===========





        See accompanying notes to the consolidated financial statements.

     COMMON STOCK                                          TREASURY STOCK
----------------------     ADDITIONAL                    -------------------
  NUMBER                    PAID-IN        RETAINED       NUMBER
OF SHARES       AMOUNT      CAPITAL        EARNINGS      OF SHARES    AMOUNT
7,152,592        $71,526    $37,505,506    $49,868,144   (110,000)    ($1,705,629)

   10,900            109        106,124                     8,205         122,911
                                                          (89,800)     (1,275,944)

    4,376             44         58,540
                                             3,851,963
---------        -------    -----------    -----------   --------     -----------

7,167,868        $71,679    $37,670,170    $53,720,107   (191,595)    ($2,858,662)
=========        =======    ===========    ===========   ========     ===========





        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                             June 30,           June 30,
                                                               1995               1994
                                                           -----------        -----------
Cash flows from operating activities:
Net Income                                                 $ 3,851,963        $ 4,291,811
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                               3,434,790          3,536,126
  Amortization                                                 342,700            348,184
  Changes in assets and liabilities:
   Decrease (increase)in accounts receivable                   406,927           (694,082)
   Decrease in prepaid expenses and other
    current assets                                             602,195            423,243
   Decrease in accounts payable and
    accrued expenses                                          (941,569)          (541,405)
   Increase (decrease) in contract deposits                     36,114           (235,699)
   Increase (decrease) in income taxes payable                  30,833           (343,665)
   Increase in deferred income taxes                           169,975            429,238
------------------------------------------------           -----------        -----------
Net cash provided by operating activities                    7,933,928          7,213,751
------------------------------------------------           -----------        -----------
Cash flows from investing activities:
  Purchases of investments                                  (9,410,034)        (4,265,486)
  Proceeds from maturity of investments                      5,685,932          1,360,000
Decrease in equipment deposits                                                    219,921
  Additions to property, plant and
   equipment                                                (3,215,894)          (975,011)
  Additions to radioisotope                                   (863,134)        (2,173,566)
  Deferred pre-operating costs incurred                        (63,331)
  Other                                                         30,586             70,918
------------------------------------------------           -----------         ----------
Net cash used in investing activities                       (7,835,875)        (5,763,224)
------------------------------------------------           -----------        -----------
Cash flows from financing activities:
  Payment of long-term debt                                   (425,000)          (475,000)
  Purchases of treasury stock                               (1,275,944)
  Proceeds of stock options exercised and
   employee stock purchases                                    287,728            263,107
  Other                                                        (93,099)
------------------------------------------------           -----------        -----------
Net cash used in financing activities                       (1,506,315)          (211,893)
------------------------------------------------           -----------        -----------
Net (decrease)increase in cash and cash
 equivalents                                                (1,408,262)         1,238,634
Cash and cash equivalents at beginning of
 year                                                        5,961,473          2,949,572
------------------------------------------------           -----------        -----------
  Cash and cash equivalents at end of period               $ 4,553,211        $ 4,188,206
------------------------------------------------           -----------        -----------
Supplemental cash flow information:
------------------------------------------------
  Cash paid for interest                                   $   272,907        $   174,451
------------------------------------------------           -----------        -----------
  Cash paid for income taxes                               $ 1,856,339        $ 2,293,260
------------------------------------------------           -----------        -----------
Supplemental non-cash investing activities
------------------------------------------------
  Additions to radioisotope in satisfaction
   of lease receivable                                     $   180,440
------------------------------------------------           -----------

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

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended June 30, 1995 and 1994, the numbers of shares used in computing earnings per share were 7,189,192 and 7,378,068, respectively. For the six months ended June 30, 1995 and 1994, the numbers of shares used in computing earnings per share were 7,227,558 and 7,372,109, respectively.

3. As of June 30, 1995, the Company had total investments classified as held-to-maturity of $21,142,623 with a market value of $20,905,297. The market value is calculated using information provided by outside quotation services. The Company's investments consist of debt instruments from various governmental
agencies with maturity dates ranging from July, 1995    to July, 1998.

For the six months ended June 30, 1995, the gross unrealized holding losses were $237,326. Management has concluded that the decline in fair value is temporary and, therefore, no adjustment to the cost basis of the investments has been recorded.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Consolidated sales decreased approximately 4.6% to $11,479,351 in 1995 from $12,029,340 in 1994. This decrease was due to a 2.6% decrease in sales of sterilization services to $10,713,606 in 1995 from $11,005,220 in 1994, due to increased competitive factors including pricing pressures which, as previously reported, are expected to continue during 1995. This decrease was partially offset by sales to new customers and increased sales volumes to certain existing customers. Sales of validation services by the Company's Skyland subsidiary decreased 25.2% to $765,745 in 1995 from $1,024,121 in 1994, due to customer delays in the construction of new facilities and the installation of new equipment requiring validation services.

Gross profit decreased to 52.4% of sales in 1995 from 55.8% in 1994. This decrease is attributable to the decrease in consolidated sales, from the factors described above. Cost of sales increased 2.7% to $5,461,840 in 1995 from $5,315,943 in 1994, mainly due to increased payroll and payroll related items, which must be maintained for continued customer service. These costs are relatively fixed in nature, due to the structure and operational needs of the sterilization services segment. As a response to the decline in the sales of Skyland, management has undertaken cost containment measures, primarily the reduction of Skyland's payroll and payroll related items.

Selling, general and administrative expenses, as a percentage of sales, were 25% in 1995 compared to 23.6% in 1994. This increase was attributable to the decrease in consolidated sales.

Consolidated operating income decreased 18.7% to $3,147,270 in 1995 from $3,869,988 in 1994, and as a percentage of sales, to 27.4% in 1995 compared to 32.2% in 1994. Operating income from sterilization services (before corporate overhead) decreased to 36.8% of that segment's sales in 1995 from 41.5% in 1994. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to 1.0% of that segment's sales in 1995 from 5.3% in 1994, primarily as a result of the decrease in sales.

Investment income increased to $303,320 in 1995 from $189,234 in 1994, primarily as a result of additional invested funds, in 1995, provided by operating activities.

Interest expense increased to $137,655 in 1995 from $120,708 in 1994, as a result of higher interest rates, partially offset by payments of current maturities on long-term debt.

Net income decreased to $1,987,761 in 1995 from $2,363,106 in 1994. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 17.3% in 1995 compared to 19.6% in 1994.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Consolidated sales decreased approximately 1.4% to $22,934,377 in 1995 from $23,269,124 in 1994. This decrease was, in part, due to a slight decrease in sales of sterilization services to $21,128,699 in 1995 from $21,182,398 in 1994, due to increased competitive factors including pricing pressures which, as previously reported, are expected to continue during 1995. This decrease was partially offset by sales to new customers and increased sales volumes to certain existing customers. The decrease in consolidated sales was further due to the 13.5% decrease in sales of validation services by the Company's Skyland subsidiary to $1,805,678 in 1995 from $2,086,727 in 1994, due to customer delays in the construction of new facilities and the installation of new equipment requiring validation services.

Gross profit decreased to 52% of sales in 1995 from 54.3% in 1994. This decrease is attributable to the decrease in consolidated sales, from the factors described above. Cost of sales increased 3.4% to $10,997,518 in 1995 from $10,632,606 in 1994, mainly due to increased payroll and payroll related items, which must be maintained for continued customer service. These costs are relatively fixed in nature, due to the structure and operational needs of the sterilization services segment. As a response to the decline in the sales of Skyland, management has undertaken cost containment measures, primarily the reduction of Skyland's payroll and payroll related items.

Selling, general and administrative expenses, as a percentage of sales, were 24.9% in 1995 compared to 23.9% in 1994. This increase was attributable to the decrease in consolidated sales.

Consolidated operating income decreased 12% to $6,221,650 in 1995 from $7,073,507 in 1994, and as a percentage of sales, to 27.1% in 1995 compared to 30.4% in 1994. Operating income from sterilization services (before corporate overhead) decreased to 35.5% of that segment's sales in 1995 from 39.6% in 1994. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to 8.0% of that segment's sales in 1995 from 13.4% in 1994, primarily as a result of the decrease in sales.

Investment income increased to $471,196 in 1995 from $315,479 in 1994, primarily as a result of additional invested funds, in 1995, provided by operating activities.

Interest expense increased to $272,907 in 1995 from $235,967 in 1994 as a result of higher interest rates, partially offset by payments of current maturities on long-term debt.

Net income decreased to $3,851,963 in 1995 from $4,291,811 in 1994. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 16.8% in 1995 compared to 18.4% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company's working capital was $31,059,327 compared to $24,234,044 at December 31, 1994. The increase in working capital was principally attributable to the cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items such as depreciation and amortization. This increase was partially offset by cash used in investing and financing activities primarily relating to capital expenditures for the purchase of radioisotope and equipment for the Company's existing sterilization facilities, and for purchases of treasury stock.

The Company has utilized industrial development revenue bonds and sales of common stock to finance a substantial portion of the costs of constructing and equipping (including the initial purchase of radioisotope) some of its sterilization facilities. The obligations of the Company under the terms of the industrial development revenue bonds are collateralized by the property, plant, equipment and radioisotope purchased with the proceeds of such bonds and the agreements relating to such bonds contain various restrictive covenants. More recently, funds generated from operations have served as sources of funds used to finance the construction and equipping of facilities.

The Company believes that funds from operating activities will be sufficient to purchase radioisotope and to equip, on a year-to-year basis, the Company's existing sterilization facilities.

The Company may also utilize existing credit facilities, which the Company expects to be able to renew annually, to fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments, which will mature in amounts necessary to cover the foreseeable expansion program of the Company. The Company's capital expenditures for 1995 are anticipated to be approximately $10 to $12 million, including the constructing and equipping of the Company's new continuous- type irradiation facility in Libertyville, Illinois, which will complement our existing batch-type irradiator in Libertyville.

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

PART II.  OTHER INFORMATION


Item 1         Legal Proceedings
                None to report.

Item 2         Changes in Securities
                None to report.

Item 3         Defaults Upon Senior Securities
                None to report.

Item 4         Submissions of Matters to a Vote of Security Holders

               a) Registrant held its Annual Meeting of Stockholders on May 16, 1995.

                        Holders of at least 6,158,565 shares of the Common Stock of the Company were present in person or represented by proxy, being approximately 88.03% of the 6,995,968 shares of Common Stock of the Company outstanding at the close of business on March 24, 1995, the Record Date of the Meeting.

               The following matters were acted on by the stockholders at the
               Meeting:

               1) The following persons were elected to the Board of Directors, as follows:

                                                  Votes      Votes         Votes
                                                   For       Against      Abstaining
                        David M. Lank           6,103,779                 54,786
                        John Masefield          6,103,779                 54,786

                        The following persons continue as directors after the
                        Meeting: Thomas J. DeAngelo, George R. Dietz, Thomas M. Haythe, H. Stuart Campbell and Elmer A. Sticco.

               2) A proposal for the ratification of the selection of Coopers & Lybrand L.L.P. to serve as the auditors for the fiscal year ending December 31, 1995 was approved, as follows: 6,126,429 shares voted in favor, 16,350 shares voted against and 15,786 shares abstained.

Item 5         Other Information
               None to report.

Item 6         Exhibits and Reports on Form 8-K

               (a)      Exhibits:

                        XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended June 30, 1995 and 1994. (Unaudited)

                        XI(b) Statement Re: Computation of Earnings Per Share For the Six Months Ended June 30, 1995 and 1994. (Unaudited)

                        27        Financial Data Schedule

               (b)      Reports on Form 8-K:

                        During the three months ended June 30, 1995, Registrant filed no reports on Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ISOMEDIX INC.
                                                   (Registrant)



Date:  August 14, 1995                             /s/ John Masefield
                                                   ----------------------------
                                                   John Masefield
                                                   Chairman



Date:  August 14, 1995                             /s/ Thomas J. DeAngelo
                                                   ----------------------------
                                                   Thomas J. DeAngelo
                                                   Vice President
                                                   Finance and Administration