Form 10-Q
period 1995-09-30
ISOMEDIX INC
filed 1995-11-14
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --  SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  --------------

                         Commission file number 0-12488

          Isomedix Inc.
(Exact name of registrant as specified in its charter)

          Delaware                                              22-1986189
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                             Identification No.)


 11 Apollo Drive, Whippany, New Jersey                             07981
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995: 6,982,628 shares of common stock $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               SEPTEMBER 30, 1995

                                                        Page
                                                        Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                              3-4

         September 30, 1995 and
         December 31, 1994

CONSOLIDATED STATEMENTS OF INCOME

         For the Three Months Ended
         September 30, 1995 and 1994                     5

         For the Nine Months Ended
         September 30, 1995 and 1994                     6

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY                                  7-8
         For the Nine Months Ended
         September 30, 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS                    9
         For the Nine Months Ended
         September 30, 1995 and 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               10

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations            11-16

PART II.  OTHER INFORMATION                              17-20

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ISOMEDIX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                    Septmber 30,    December 31,
                                                        1995            1994
                                                    ------------    ------------
                                                     (Unaudited)
         ASSETS

CURRENT ASSETS

  Cash and Cash Equivalents                         $  7,036,865    $  5,961,473
  Investments                                         21,363,159      11,891,561
  Accounts Receivable, Less
   Allowance for Doubtful Accounts
   of $350,000 at September 30, 1995
   and at December 31, 1994                            8,287,980       8,493,608
  Prepaid Expenses and Other Current Assets              840,949       1,614,108
                                                    ------------    ------------
    Total Current Assets                              37,528,953      27,960,750
                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
  At Cost                                             58,743,361      55,207,156
  Less, Accumulated Depreciation                      17,222,966      15,359,400
                                                    ------------    ------------

                                                      41,520,395      39,847,756
                                                    ------------    ------------
RADIOISOTOPE
  At Cost                                             64,497,929      62,790,850
  Less, Accumulated Depreciation                      35,501,715      32,203,450
                                                    ------------    ------------
                                                      28,996,214      30,587,400
                                                    ------------    ------------

INVESTMENTS                                                            5,526,960
EXCESS OF COSTS OVER NET ASSETS ACQUIRED                 690,491         753,482
OTHER ASSETS                                             982,604       1,523,357
                                                    ------------    ------------
    Total Assets                                    $109,718,657    $106,199,705
                                                    ============    ============


        See accompanying notes to the consolidated financial statements.

                                                 September 30,     December 31,
                                                     1995              1994
                                                 -------------     ------------
    LIABILITIES                                   (Unaudited)
CURRENT LIABILITIES
  Current Portion of Long-Term Debt              $     525,000    $     925,000
  Accounts Payable                                     444,691        1,663,756
  Accrued Expenses                                     756,806          825,455
  Contract Deposits                                     81,169           47,572
  Income Taxes Payable                                 423,275          264,923
                                                 -------------    -------------

    Total Current Liabilities                        2,230,941        3,726,706

LONG-TERM DEBT                                       9,000,000        9,100,000

DEFERRED INCOME TAXES                                7,954,257        7,633,452
                                                 -------------    -------------

    Total Liabilities                               19,185,198       20,460,158
                                                 -------------    -------------

    STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $1.00 par value
  Authorized - 15,000,000 shares
  Issued and Outstanding - none

COMMON STOCK
  $.01 par value
  Authorized - 15,000,000 shares
  Issued:
    September 30, 1995 - 7,167,868 shares
    December 31, 1994 - 7,152,592 shares
  Outstanding:
    September 30, 1995 - 6,982,628 shares
    December 31, 1994 - 7,042,592 shares                71,679           71,526

ADDITIONAL PAID-IN CAPITAL                          37,670,170       37,505,506

RETAINED EARNINGS                                   55,577,221       49,868,144
                                                 -------------    -------------

                                                    93,319,070       87,445,176

LESS, COMMON STOCK HELD IN THE TREASURY,
AT COST
         September 30, 1995 - 191,595 shares
         December 31, 1994 - 110,000 shares         (2,785,611)      (1,705,629)
                                                 -------------    -------------


         Total Stockholders' Equity                 90,533,459       85,739,547
                                                 -------------    -------------

         Total Liabilities and
         Stockholders' Equity                    $ 109,718,657    $ 106,199,705
                                                 =============    =============




        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)

                            September 30,             September 30,
                                1995             %        1994              %
                            -------------      -----  -------------       -----
SALES                      $ 11,008,841        100.0  $ 12,283,423        100.0

COST OF SALES                 5,352,263         48.6     5,516,614         44.9
                           ------------        -----  ------------        -----

GROSS PROFIT                  5,656,578         51.4     6,766,809         55.1

SELLING, GENERAL &

 ADMINISTRATIVE EXPENSES      2,728,324         24.8     2,719,328         22.1
                           ------------        -----  ------------        -----

OPERATING INCOME              2,928,254         26.6     4,047,481         33.0

OTHER INCOME (EXPENSE)

  Investment Income             293,329          2.6       199,886          1.6
  Interest Expense             (125,968)        (1.1)     (122,745)        (1.0)
                           ------------        -----  ------------        -----

INCOME BEFORE PROVISION

 FOR INCOME TAXES             3,095,615         28.1     4,124,622         33.6

PROVISION FOR INCOME

 TAXES                        1,238,501         11.2     1,649,849         13.4
                           ------------        -----  ------------        -----

NET INCOME                 $  1,857,114         16.9  $  2,474,773         20.2
                           ============        =====  ============        =====


EARNINGS PER SHARE         $        .26               $        .34
                           ============               ============


        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)

                           September 30,              September 30,
                               1995              %        1994              %
                           -------------       -----  -------------       -----
SALES                      $ 33,943,218        100.0  $ 35,552,547        100.0

COST OF SALES                16,349,781         48.2    16,149,220         45.4
                           ------------        -----  ------------        -----

GROSS PROFIT                 17,593,437         51.8    19,403,327         54.6

SELLING, GENERAL &

 ADMINISTRATIVE EXPENSES      8,443,533         24.9     8,282,339         23.3
                           ------------        -----  ------------        -----

OPERATING INCOME              9,149,904         26.9    11,120,988         31.3

OTHER INCOME (EXPENSE)

  Investment Income             764,525          2.3       515,365          1.4
  Interest Expense             (398,875)        (1.2)     (358,712)        (1.0)
                           ------------        -----  ------------        -----

INCOME BEFORE PROVISION

 FOR INCOME TAXES             9,515,554         28.0    11,277,641         31.7

PROVISION FOR INCOME

 TAXES                        3,806,477         11.2     4,511,057         12.7
                           ------------        -----  ------------        -----

NET INCOME                 $  5,709,077         16.8  $  6,766,584         19.0
                           ============        =====  ============        =====


EARNINGS PER SHARE         $        .79               $        .92
                           ============               ============


        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                   (Unaudited)

                                                                      TOTAL
                                                                   STOCKHOLDERS'
                                                                      EQUITY
BALANCE - December 31, 1994                                        $ 85,739,547

    Exercise of Stock Options                                           241,894

    Acquisition of Treasury Stock                                    (1,275,944)

    Sales of Common Stock Under Employee
         Stock Purchase Plan                                            118,885
    Net Income                                                        5,709,077
                                                                   ------------

BALANCE - September 30, 1995                                       $ 90,533,459
                                                                   ============


        See accompanying notes to the consolidated financial statements.

     COMMON STOCK        ADDITIONAL                         TREASURY STOCK
---------------------                                 --------------------------
  NUMBER                  PAID-IN       RETAINED        NUMBER
OF SHARES      AMOUNT     CAPITAL       EARNINGS      OF SHARES       AMOUNT
7,152,592     $71,526   $37,505,506    $49,868,144     (110,000)    ($1,705,629)

   10,900         109       106,124                       9,205         135,661

                                                        (89,800)    ( 1,275,944)

    4,376          44        58,540                       5,255          60,301

                                         5,709,077
---------     -------   -----------    -----------     --------     -----------
7,167,868     $71,679   $37,670,170    $55,577,221     (185,340)    ($2,785,611)
=========     =======   ===========    ===========     ========     ===========

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)
                      Increase in Cash and Cash Equivalents

                                                       September 30,         September 30,
                                                            1995                  1994
                                                       -------------         -------------
Cash flows from operating activities:
Net Income                                             $  5,709,077          $  6,766,584
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                            5,175,037             5,345,437
  Amortization                                              527,458               522,276
  Changes in assets and liabilities:
   Decrease (increase)in accounts receivable                205,628            (1,449,768)
   Decrease in prepaid expenses and other
    current assets                                          773,159               463,432
   Decrease in accounts payable and
    accrued expenses                                     (1,287,714)               98,920
   Increase (decrease) in contract deposits                  33,597              (384,529)
   Increase (decrease) in income taxes payable              158,352               293,825
   Increase in deferred income taxes                        320,805               659,077
--------------------------------------------           ------------          ------------
Net cash provided by operating activities                11,615,399            12,315,254
--------------------------------------------           ------------          ------------
Cash flows from investing activities:
  Purchases of investments                              (21,141,960)           (8,703,867)
  Proceeds from maturity of investments                  17,197,322             2,630,000
  Decrease in equipment deposits                                                  219,921
  Additions to property, plant and
   equipment                                             (3,549,409)           (1,296,964)
  Additions to radioisotope                              (1,489,387)           (3,836,276)
  Deferred pre-operating costs incurred                     (83,255)
  Other                                                      34,945                54,216
--------------------------------------------           ------------          ------------
Net cash used in investing activities                    (9,031,744)          (10,932,970)
--------------------------------------------           ------------          ------------
Cash flows from financing activities:
  Payment of long-term debt                                (500,000)             (725,000)
  Purchases of treasury stock                            (1,275,944)
  Proceeds of stock options exercised and
   employee stock purchases                                 360,779               324,979
  Other                                                     (93,098)               72,709
--------------------------------------------           ------------          ------------
Net cash used in financing activities                    (1,508,263)             (327,312)
--------------------------------------------           ------------          ------------
Net increase in cash and cash
 equivalents                                              1,075,392             1,054,972
Cash and cash equivalents at beginning of
 year                                                     5,961,473             2,949,572
--------------------------------------------           -------------         ------------
  Cash and cash equivalents at end of period           $  7,036,865          $  4,004,544
--------------------------------------------           -------------         ------------
Supplemental cash flow information:
--------------------------------------------
  Cash paid for interest                               $    399,975          $    363,624
--------------------------------------------           ------------          ------------
  Cash paid for income taxes                           $  2,825,934          $  3,140,155
--------------------------------------------           ------------          ------------
Supplemental non-cash investing activities
--------------------------------------------
  Additions to radioisotope in satisfaction
   of lease receivable                                 $    217,692
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

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended September 30, 1995 and 1994, the numbers of shares used in computing earnings per share were 7,182,661 and 7,371,071, respectively. For the nine months ended September 30, 1995 and 1994, the numbers of shares used in computing earnings per share were 7,212,592 and 7,371,763, respectively.

3. As of September 30, 1995, the Company had total investments classified as held-to-maturity of $21,054,282 with a market value of $20,998,259. The market value is calculated using information provided by outside quotation services. The Company's investments consist of debt instruments from various governmental agencies with maturity dates ranging from October, 1995 to September, 1996.

For the nine months ended September 30, 1995, the unrealized holding losses were $56,023. Management has concluded that the decline in fair value is temporary and, therefore, no adjustment to the cost basis of the investments has been recorded.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND
1994

Consolidated sales decreased approximately 10.4% to $11,008,841 in 1995 from $12,283,423 in 1994. This decrease was due to a 7.8% decrease in sales of sterilization services to $10,312,176 in 1995 from $11,182,299 in 1994, due to increased competitive factors including pricing pressures which, as previously reported, are expected to continue during 1995. Sales of validation services by the Company's Skyland subsidiary decreased 36.7% to $696,665 in 1995 from $1,101,124 in 1994, due to customer delays in validation contract initiation and pricing pressures from smaller validation consultants.

Gross profit decreased to 51.4% of sales in 1995 from 55.1% in 1994. This decrease is attributable to the decrease in consolidated sales, from the factors described above. Cost of sales decreased 3.0% to $5,352,263 in 1995 from $5,516,614 in 1994. This decrease was primarily due to a reduction in payroll and payroll related costs, as a result of cost containment measures initiated during the third quarter of 1995 in response to the decline in sales of Skyland.

Selling, general and administrative expenses, as a percentage of sales, were 24.8% in 1995 compared to 22.1% in 1994. This increase was attributable to the decrease in consolidated sales.

Consolidated operating income decreased 27.6% to $2,928,254 in 1995 from $4,047,481 in 1994, and as a percentage of sales, to 26.6% in 1995 compared to 33% in 1994. Operating income from sterilization services (before corporate overhead) decreased to 35.8% of that segment's sales in 1995 from 39.5% in 1994. These decreases resulted from the factors described above. The Company's Skyland subsidiary incurred an operating loss of $49,614 in 1995 (before corporate overhead), compared to an operating income of $275,024 in 1994, primarily as a result of the decrease in sales.

Investment income increased to $293,329 in 1995 from $199,886 in 1994, primarily as a result of additional invested funds, in 1995, provided by operating activities.

Interest expense increased to $125,968 in 1995 from $122,745 in 1994, as a result of higher interest rates, partially offset by payments of current maturities on long-term debt.

Net income decreased to $1,857,114 in 1995 from $2,474,773 in 1994. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 16.9% in 1995 compared to 20.2% in 1994.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 Consolidated sales decreased approximately 4.5% to $33,943,218 in 1995 from $35,552,547 in 1994. This decrease was due to a decrease in sales of sterilization services to $31,440,875 in 1995 from $32,364,696 in 1994, due to increased competitive factors including pricing pressures which, as previously reported, are expected to continue during 1995. However, the volume of products processed (measured in cubic feet sterilized) increased in the nine month period as compared to the same period last year. The decrease in consolidated sales was further due to a 21.5% decrease in sales of validation services by the Company's Skyland subsidiary to $2,502,343 in 1995 from $3,187,851 in 1994, due to customer delays in validation contract initiation and pricing pressures from smaller validation consultants.

Gross profit decreased to 51.8% of sales in 1995 from 54.6% in 1994. This decrease is attributable to the decrease in consolidated sales, from the factors described above. Cost of sales increased 1.2% to $16,349,781 in 1995 from $16,149,220 in 1994, mainly due to increased payroll and payroll related costs. As a response to the decline in the sales of Skyland, management initiated cost containment measures during the third quarter of 1995, resulting primarily in the reduction of Skyland's payroll and payroll related costs.

Selling, general and administrative expenses, as a percentage of sales, were 24.9% in 1995 compared to 23.3% in 1994. This increase was attributable to the decrease in consolidated sales.

Consolidated operating income decreased 17.7% to $9,149,904 in 1995 from $11,120,988 in 1994, and as a percentage of sales, to 26.9% in 1995 compared to 31.3% in 1994. Operating income from sterilization services (before corporate overhead) decreased to 35.6% of that segment's sales in 1995 from 39.6% in 1994. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to 3.8% of that segment's sales in 1995 from 17.4% in 1994, primarily as a result of the decrease in sales.

Investment income increased to $764,525 in 1995 from $515,365 in 1994, primarily as a result of additional invested funds, in 1995, provided by operating activities.

Interest expense increased to $398,875 in 1995 from $358,712 in 1994 as a result of higher interest rates, partially offset by payments of current maturities on long-term debt.

Net income decreased to $5,709,077 in 1995 from $6,766,584 in 1994. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 16.8% in 1995 compared to 19% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company's working capital was $35,298,012 compared to $24,234,044 at December 31, 1994. The increase in working capital was principally attributable to the cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items such as depreciation and amortization. This increase was partially offset by cash used in investing and financing activities primarily relating to capital expenditures for the purchase of radioisotope and equipment for the Company's existing sterilization facilities, and for purchases of treasury stock.

The Company has utilized industrial development revenue bonds and sales of common stock to finance a substantial portion of the costs of constructing and equipping (including the initial purchase of radioisotope) some of its sterilization facilities. The obligations of the Company under the terms of the industrial development revenue bonds are collateralized by the property, plant, equipment and radioisotope purchased with the proceeds of such bonds and the agreements relating to such bonds contain various restrictive covenants. More recently, funds generated from operations have served as a source of funds used to finance the construction and equipping of facilities.

The Company believes that funds from operating activities will be sufficient to purchase radioisotope and to equip, on a year-to-year basis, the Company's existing sterilization facilities.

The Company may also utilize existing credit facilities, which the Company expects to be able to renew annually, to fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments, which will mature in amounts necessary to cover the foreseeable expansion program of the Company. The Company's capital expenditures for 1995 are anticipated to be approximately $10 to $12 million, including the constructing and equipping of the Company's new continuous-type irradiation facility in Libertyville, Illinois, which will complement our existing batch-type irradiator in Libertyville.

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

PART II.  OTHER INFORMATION

Item 1         Legal Proceedings
               None to report.

Item 2         Changes in Securities
               None to report.

Item 3         Defaults Upon Senior Securities
               None to report.

Item 4         Submissions of Matters to a Vote of Security
               Holders None to report.

Item 5         Other Information
               None to report.

Item 6         Exhibits and Reports on Form 8-K

               (a)      Exhibits:

                         XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended September 30, 1995 and 1994. (Unaudited)

                         XI(b) Statement Re: Computation of Earnings Per Share For the Nine Months Ended September 30, 1995 and 1994. (Unaudited)

                         27     Financial Data Schedule

               (b)      Reports on Form 8-K:

                        During the three months ended September 30, 1995, Registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ISOMEDIX INC.
                                       (Registrant)

Date:   November 13, 1995              /s/ Peter Mayer
                                       ------------------------------
                                       Peter Mayer
                                       President and Chief Executive Officer

Date:   November 13, 1995              /s/ Thomas J. DeAngelo
                                       ------------------------------
                                       Thomas J. DeAngelo
                                       Vice President --
                                       Finance and Administration and
                                       Chief Financial Officer

                                EXHIBIT INDEX
                                -------------
Exhibit No.

   XI(a)          Statement Re:  Computation of Earnings Per
                  Share For the Three Months Ended September
                  30, 1995 and 1994. (Unaudited)

   XI(b)          Statement Re:  Computation of Earnings Per
                  Share For the Nine Months Ended September 30,
                  1995 and 1994. (Unaudited)

   27             Financial Data Schedule