Form 10-Q/A
period 1995-09-30
ISOMEDIX INC
filed 1995-11-15
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10Q/A

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
    September 30, 1995 - 6,982,528 shares
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

LESS, COMMON STOCK HELD IN THE TREASURY,
AT COST
         September 30, 1995 - 185,340 shares
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

                                       ISOMEDIX INC.
                                       (Registrant)

Date:   November 15, 1995              /s/ Peter Mayer
                                       ------------------------------
                                       Peter Mayer
                                       President and Chief Executive Officer

Date:   November 15, 1995              /s/ Thomas J. DeAngelo
                                       ------------------------------
                                       Thomas J. DeAngelo
                                       Vice President --
                                       Finance and Administration and
                                       Chief Financial Officer