Form 10-K405
period 1995-12-31
ISOMEDIX INC
filed 1996-03-29
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from         to
                              ---------  --------

                         Commission file number 0-12488

                                  ISOMEDIX INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                             22-1986189
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

        11 Apollo Drive
        Whippany, New Jersey                                       07981
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (201) 887-4700

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------

         Common Stock $.01 par value               New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                 Title of class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No
                                    ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                  Aggregate market value as of March 22, 1996........$99,696,035

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Common Stock, $.01 par value, as of March 22, 1996...6,996,213

                       DOCUMENTS INCORPORATED BY REFERENCE

                  List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

         Annual Report to Stockholders for the fiscal year ended December 31, 1995 -- Part I, Part II and Part IV.

         Proxy Statement dated March 29, 1996 -- Part III

                                     PART I

ITEM 1.  BUSINESS.

General

                  Isomedix Inc. (together with its subsidiaries, where appropriate, the "Company") has been engaged for more than 20 years in the business of providing contract sterilization services to manufacturers of pre-packaged products, such as healthcare and certain consumer products.

                  Although gamma radiation is becoming the preferred method of sterilization of healthcare and certain consumer products, there is a continuing demand for contract ethylene oxide sterilization of those products which cannot tolerate exposure to gamma radiation. In recognition of a market opportunity for technologically advanced ethylene oxide sterilization services, the Company commenced the development of an ethylene oxide sterilization program in 1988 and by February 1990 had two state-of-the-art ethylene oxide sterilization facilities operational. In January 1993, another ethylene oxide facility commenced operations at the Company's gamma radiation facility in Northborough, Massachusetts. In December 1995, the Company purchased an existing ethylene oxide sterilization facility in Temecula, California, from an unrelated party. The addition of an ethylene oxide sterilization program has enabled the Company to offer many customers a single source for most or all of their sterilization requirements. The Company believes that its ethylene oxide technology offers technical, environmental and worker safety advantages which are currently unavailable at most existing ethylene oxide sterilization facilities in the United States.

                  The Company operates a network of eleven contract sterilization facilities in the United States and Canada, of which seven are gamma irradiation facilities, three are combined gamma and ethylene oxide facilities and one is an ethylene oxide facility. The Company is constructing an advanced design sterilization facility in Libertyville, Illinois which is expected to become operational in the latter part of 1996, and may construct other contract sterilization facilities over the next several years.

                  Through its wholly-owned subsidiary, Skyland Scientific Services, Inc., the Company also provides contract consulting, calibration and validation services to assist manufacturers of healthcare products in complying with Good Manufacturing Practices established by industry and government.

Industry Overview and Company Strategy

                  A broad range of healthcare and certain consumer products need to be free of objectionable microbial levels which is referred to as "sterile" or to have acceptable microbial levels when sold as nonsterile product, such as cosmetics and spices. The two principal methods used to achieve sterility or microbial reduction are irradiation sterilization utilizing gamma radiation from cobalt-60 and ethylene oxide sterilization utilizing gaseous ethylene oxide. Ethylene oxide sterilization was first used commercially in the United States in the late 1940's and gamma radiation sterilization was first used commercially in the United States in the mid-1960's.

                  Although precise figures are difficult to determine, the Company believes that for healthcare products the contract sterilization market is divided approximately equally between the two methods. With the addition of ethylene oxide sterilization facilities and a continuing commitment to radiation sterilization, the Company believes that it has significantly increased the size of its potential market. In addition, the Company is now able to offer its customers the flexibility to choose the sterilization method best suited for their particular product requirements.

                  Gamma radiation, which is similar to x-ray radiation, is generated by the spontaneous decay of radioisotopes. As a result, the radioisotopes must be supplemented regularly and eventually replaced. Since gamma radiation is electro-magnetic in nature, and is not itself radioactive, substances exposed to gamma radiation cannot become radioactive. Cobalt-60 is the radioisotope used for the commercial processing of medical devices and other products.

                  Gamma radiation is inherently reliable, predictable and non-toxic and the only variable which must be controlled during sterilization is the time of exposure of the product to the energy source. As a result, the product is deemed to be sterile immediately after it is processed upon confirmation that a predetermined dose of gamma radiation has been delivered. Further, gamma radiation is able to penetrate all forms of packaging material (including sealed foil, glass and metal containers) and to sterilize the product uniformly without leaving chemical residues or significantly raising product temperature.

                  The Company believes, however, that ethylene oxide sterilization will continue to be preferred for certain products that are not well-suited for radiation sterilization. Examples of such products include: materials that discolor when exposed to gamma radiation, such as certain cotton products; products treated with special compounds, such as lubricated needles and catheters; and products consisting of an array of components that are not otherwise compatible with gamma radiation, such as certain pre-packaged custom surgical procedure trays and kits. Custom procedure trays and kits often contain the surgical instruments and medications required for a specific surgical procedure which cannot be readily radiation sterilized. Most custom procedure trays and kits are currently sterilized with ethylene oxide.

                  Developments in governmental regulation of ethylene oxide in the 1980's forced changes in the technology of ethylene oxide processing, which created an opportunity for the Company to capture a significant share of the contract ethylene oxide sterilization market in the United States. Since 1988 the Company has pursued a program to develop contract ethylene oxide sterilization technology, and hired personnel with substantial expertise in ethylene oxide sterilization to implement this program.

                  First, ethylene oxide has been identified as a mutagenic substance with possible carcinogenic properties, and its use has become subject to more stringent regulation by the Occupational Safety and Health Administration ("OSHA"), the Environmental Protection Agency and various state agencies. These regulations included stricter limits on permissible worker exposure levels to ethylene oxide and limits on permissible emissions of ethylene oxide into the earth's atmosphere. The Environmental Protection Agency published regulations controlling ethylene oxide emissions from industrial sterilizers in February 1994 which became effective in November 1994.

                  Second, ethylene oxide had traditionally been utilized either in its pure form or heavily diluted with Freon, a chlorofluorocarbon. International concerns about the harmful effects of chlorofluorocarbons on the ozone layer of the earth's atmosphere resulted in government mandated reductions in the production of Freon and in political sentiment for a future ban on the total production of chlorofluorocarbons. Replacement diluents are now available in commercial quantities. However, their costs are substantially higher in price than traditional Freon. In addition, Congress imposed a tax of $5.35 per pound on chlorofluorocarbons effective January 1, 1995. In early

1992, Congress passed legislation to accelerate the elimination of chlorofluorocarbons production, including Freon, from the previously agreed upon year 2000 to 1995. After 1995, Freon will be available in the United States only in exceptional cases. The alternative to the use of ethylene oxide-Freon mix is to utilize ethylene oxide in its 100% pure form, which requires special handling procedures and equipment. All Isomedix ethylene oxide facilities are equipped with the advance technology 100% pure ethylene oxide processes.

                  Many device manufacturers which previously operated in-house ethylene oxide facilities have found that it is uneconomical to undertake the design costs and capital expenditures required to upgrade or replace their existing facilities to meet current and impending regulations. Consequently, many companies have and continue to convert to contract sterilization for their sterilization requirements.

                  The Company believes that its innovative approach to ethylene oxide sterilization, which does not utilize Freon, significantly reduces the disadvantages associated with traditional ethylene oxide processing. The Company's ethylene oxide facilities are highly automated, and are designed to accelerate sterilization (as evidenced by its already proven ability to significantly reduce product sterilization cycle times in a number of instances), to minimize ethylene oxide residues in products, to minimize worker exposure to ethylene oxide and virtually to eliminate ethylene oxide emissions into the atmosphere. The Company's facilities use undiluted ethylene oxide (or, for processing of vacuum sensitive products, an ethylene oxide/nitrogen gas mixture) rather than the traditional ethylene oxide/Freon gas mixture. An automated and computer controlled product handling system keeps worker exposure to ethylene oxide well within existing and anticipated regulatory guidelines. The Company's ethylene oxide facilities utilize turbulent air circulation, as well as precise temperature controls and a catalytic oxidation system, to minimize ethylene oxide residue levels in sterilized products. The ethylene oxide exhaust gas from the sterilization process is converted to carbon dioxide and water in a thermal oxidizing flare.

                  Further, a sophisticated infrared telemetry system and associated computer technology enables the Company to monitor the temperature of the ethylene oxide operation. The resulting data can be analyzed and used in part in the determination of product release and the Company uses analytical techniques similar to those used in its gamma radiation sterilization business with the goal of achieving the elimination/reduction of biological testing and/or product quarantine after the completion of ethylene oxide processing.

Other Services

                  The Company is currently pursuing the addition of electron beam radiation technology as a third sterilization modality. While electron beam radiation has been available to sterilize medical devices for years, its use has been limited due to technical limitations. Recent advances in the design of electron beam accelerators have significantly increased the potential desirability of this technology as a sterilization method. In addition, electron beam use for various industrial applications, such as material crosslinking, is significant and continues to grow rapidly.

Gamma Radiation Sterilization Services

                  Sterilization services provided by the Company include the processing of healthcare and consumer products which are either labelled as "sterile" or which require reduced microbial contamination, the high-level radiation testing of materials and equipment used in nuclear reactors, space exploration applications and certain industrial applications of gamma radiation to alter or improve the physical properties of plastics.

                  The kinds of healthcare products processed by the Company range from syringes, needles, scalpels and surgeons' gloves and gowns to intravenous solution tubing sets and orthopedic implants. Since sterilization is the final critical stage of manufacture, the Company is required to be registered with the Food and Drug Administration (the "FDA") as a manufacturer of medical devices. See "Governmental Regulation" below.

                  The Company currently has approximately 1,100 customers, including many of the largest manufacturers of single-use medical devices, most of which utilize its gamma irradiation service. Although some of the largest of such manufacturers own and operate their own irradiators, the production levels of the majority of manufacturing companies do not economically justify ownership of an in-house gamma radiation sterilizer. The Company has found that it can select a geographic region, generally encompassing an approximate 300-mile radius, within which many small or several large manufacturers are located or have distribution centers and build one irradiation facility to service the region. It is able to pass on to the customer the benefits associated with economies of scale achieved in a high volume irradiation facility and in so doing can compete economically with other sterilization methods. The Company expects that, at times, when one of its larger customers reaches production levels which would economically justify the conversion from contract radiation sterilization to in-house radiation sterilization, the customer may do so. However, the Company does provide sterilization services to certain large companies which operate their own irradiators, when transportation costs from a distant production location to the in-house irradiator are prohibitive, when the in-house irradiator cannot satisfy production peaks, or when the products or packaging involve unusual technical requirements.

                  A part of the Company's gamma radiation sterilization activity is in the area of consumer products which historically either were sterilized with ethylene oxide or were not sterilized at all. Bandages, cotton balls, empty milk cartons, food packaging materials, baby bottle nipples, and water-filled teething rings are examples of items which the Company currently processes for a number of manufacturers. In addition, the Company sterilizes bulk items such as talc and ground nutshells and finished products such as brushes and applicators for the cosmetics industry.

                  The Company contracts with its customers to expose their products to dosages of gamma radiation specified by the customer. The cost to customers of the gamma radiation services provided by the Company varies depending on such factors as the volume and density of the product to be irradiated, and the radiation dosage and dosage uniformity required. The Company assumes no responsibility for the effects of radiation on the product exposed or the failure of such dosage to sterilize or otherwise have the effect desired by the customer. The Company is not aware, however, that any customer has experienced any claim with respect to the lack of sterility of any product irradiated by the Company.

                  In the gamma radiation sterilization process, the material to be sterilized is placed in containers and is conveyed through the irradiator past the cobalt-60 source for exposure to a predetermined amount of radiation energy. The total exposure time of the product to the source material depends on the amount of cobalt-60 in use, the required dose and the density of the material exposed. After exposure to gamma radiation, the product is conveyed into a storage area from which it may, in most cases, be immediately released for distribution to end users. When not in operation, the cobalt-60 source material is immersed in a 25-foot deep pool of water which absorbs the energy being emitted. During use, six-foot thick concrete shielding protects workers from radiation.

                  Since its inception, the Company has purchased the majority of its cobalt-60 from Nordion International Inc., successor to Atomic Energy of Canada Limited, the world's principal source of cobalt-60. The Company believes that Nordion has the capacity to produce several times the world's anticipated requirements for cobalt-60 for the foreseeable future. In addition, the Company has purchased smaller amounts of its cobalt-60 requirements from Neutron Products Inc., a United States based supplier. More recently, another major supplier of cobalt-60, Puridec Corporation, has started to supply cobalt-60 in North America. The Company contracts with Nordion, Neutron Products and Puridec for the purchase and installation of the cobalt-60 in the irradiators and the eventual disposal of "spent" cobalt-60. Nordion also manufactures the irradiator mechanisms used by the Company at all of its production facilities.

Ethylene Oxide Sterilization Services

                  The Company's ethylene oxide sterilization technology involves three basic processing phases: preparation of the product in a conditioning room to achieve optimal temperature and humidity; exposure of the product to ethylene oxide in a sterilization chamber; and reduction of ethylene oxide residues in an aeration cell to minimal levels in the products.

                  In the Company's facilities, a computer controlled conveyor system automatically transfers the product directly from the conditioning room into the sterilization chamber and then, upon completion of sterilization, the conveyor system transfers the product into the aeration cell. This system permits simplified cycle development, provides cycle flexibility, allows statistical data collection, and provides multiple safety checks at each control point. The Company's ethylene oxide facilities use a sophisticated infrared telemetry system which provides real time monitoring of product temperature at numerous checkpoints.

                  During the conditioning phase, the product is prepared for sterilization by raising its temperature and humidity to optimal levels at which microbes are more readily susceptible to the toxic properties of ethylene oxide. A turbulent air circulation system ensures uniform temperature and humidity distribution.

                  During the sterilization phase, the product is exposed to controlled amounts of ethylene oxide under precise conditions of pressure, temperature, humidity and dwell time. Each ethylene oxide facility is designed to accommodate three or four sterilization chambers. Depending upon the anticipated volume of product to be processed annually, one or two chambers may be installed when a facility commences operations, with others added as the volume of business increases. Each sterilization chamber employs a circulation system to assure uniform temperature and humidity distribution, improved gas penetration, reduced product temperature stabilization time and reduced sterilization cycle time. A high efficiency oil-sealed evacuation system reduces the time of the sterilization cycle by reducing the time necessary to remove ethylene oxide from the sterilization chamber. Rate controls on pressure changes during processing minimize packaging stress. The sterilization chamber and the room in which it is located are specifically designed to minimize the risks arising out of the potentially flammable and explosive nature of ethylene oxide in its pure form.

                  During the aeration phase, ethylene oxide residues remaining on the product after sterilization are reduced to minimal levels by subjecting the product in the aeration cell to turbulent air circulation at elevated temperatures in conjunction with a highly efficient catalytic oxidation system which converts the ethylene oxide into carbon dioxide and water.

                  The Company anticipates that its ethylene oxide facilities will be part of combined irradiation/ethylene oxide facilities although the Company also establishes additional free-standing ethylene oxide and radiation facilities depending on regional market conditions. The combined facilities are designed to be cost effective in that the key management and sales personnel required for either method of sterilization will manage the combined facilities.

                  Ethylene oxide and nitrogen gas are the two principal materials which the Company utilizes in its ethylene oxide sterilization facilities. Both are available through domestic sources.

Backlog

                  At December 31, 1995, the Company had a backlog for contract sterilization services of approximately $51,617,000 as compared with $27,643,000 at the same time in the preceding year. The Company expects approximately 38% of all of such backlog to be filled during 1996.

Marketing and Sales

                  The Company markets its contract sterilization services primarily to manufacturers of single-use medical devices and consumer products.

                  The Company's marketing of its gamma radiation services emphasizes technical assistance to customers in all aspects of sterilization and participation by facility and corporate staff members on technical committees responsible for the implementation of regulations pertaining to the sterilization of medical products, as well as the more conventional activities of customer contact and advertising. The Company's salespersons and senior management draw upon their extensive backgrounds in radiation, ethylene oxide processing, engineering, microbiology, packaging, material compatibility and regulatory compliance to provide customers with a full range of services. See "Competition" below.

                  The marketing of ethylene oxide services closely parallels the marketing of gamma radiation services and frequently is directed to the same customers. The Company markets its ethylene oxide capabilities to existing ethylene oxide users, concentrating primarily on manufacturers currently utilizing in-house facilities who are confronted with the high costs associated with the increasingly complex regulatory and technological problems related to ethylene oxide sterilization. Additionally, the Company's marketing efforts focus on the Company's ability to offer its customers a single source for most or all of their sterilization requirements and also stress the technological advantages of the Company's ethylene oxide sterilization system over those provided by its competitors.

Competition

                  In gamma radiation sterilization, the Company competes with other gamma irradiation service companies, all of which are smaller than the Company in terms of sales, number of gamma irradiation facilities and amount of radioisotope utilized. The Company also competes with companies that provide sterilization processes other than gamma radiation (including electron beam and ethylene oxide processing). The primary competition comes from companies that sterilize products in-house (with about a 50% combined market share), thereby bringing the Company into competition with businesses having substantially larger assets, sales and working capital.

                  Generally, the Company competes on the basis of expertise, quality, customer service, price, geographic proximity to the customer's manufacturing or distribution system and ability to provide additional services, such as warehousing, as needed. In recent years, price competition has intensified. However, the Company believes that its reputation as a leader in quality and technology in gamma radiation sterilization services is frequently a more important competitive factor than price in the case of products which require strict quality control standards and high sterility assurance levels.

                  In ethylene oxide sterilization, the Company competes with three established service companies, each of which operates multiple facilities and one of which is substantially larger than the Company in the ethylene oxide sterilization market. The Company also competes with numerous smaller service companies. In addition, almost half of the total sterilization business is done in-house and, therefore, represents the forecasted new business opportunity. As in the gamma sterilization market, the Company competes in the ethylene oxide sterilization market on the basis of expertise, quality, customer service, price and geographic proximity to the customer's manufacturing or distribution system. The Company believes that the facilities of some of its competitors will require costly retrofits or complete replacement to enable them to comply with the increasingly stringent regulations associated with ethylene oxide sterilization. It should be noted that the Company's major competitors have built, and continue to build, new facilities.

Foreign Operations

                  The Company's Canadian gamma irradiation facility commenced operations in April 1982 providing the Company with an important market for its services. There are no unusual or special risks associated with this operation which are not characteristic of any United States business operating in Canada. See Note 11 to Notes to Consolidated Financial Statements referred to in Part IV, Item 14(a)(1) below.

Personnel

                  The Company employs approximately 336 persons in its sterilization services business. The Company's employees are not covered by a collective bargaining agreement with the exception of approximately 40 employees at the Whippany, New Jersey and Northborough, Massachusetts facilities. The Company considers its relationship with its employees to be satisfactory.

Governmental Regulation

                  The construction and operation of gamma irradiation facilities such as those operated by the Company are regulated by the United States Nuclear Regulatory Commission, or in some cases by various state regulatory agencies and authorities which have assumed the regulatory function from the Commission. In addition, the Company is required to register its sterilization facilities with the FDA as manufacturers of medical devices and drugs.

                  The construction and operation of ethylene oxide facilities by the Company are regulated by various state environmental and pollution control agencies, as well as by the FDA and OSHA. The use of ethylene oxide is subject to a variety of existing and proposed regulations limiting levels of worker exposure to ethylene oxide, ethylene oxide residues on sterilized products and ethylene oxide emissions into the atmosphere. See "Industry Overview and Company Strategy." The Company believes that its ethylene oxide technology and facility design will permit it to comply with all such existing and proposed regulations.

                  The Company has received all licenses and permits necessary to conduct its current sterilization business and believes that it will be able to obtain any permits necessary for the future conduct of its sterilization business.

                  The gamma radiation and ethylene oxide sterilization activities of the Company produce virtually no harmful solid, liquid or gaseous effluents or pollutants.

Food Preservation

                  A potential market for the Company continues to be the gamma radiation preservation and disinfestation of food products. Approximately 30 to 40 countries have approved gamma radiation for limited commercial processing of food and food ingredients. The need for further consumer education is an important factor in gaining public acceptance of the process in the United States and Canada. Increased public awareness of the existence of harmful pathogenic organisms in raw red meat and poultry may assist in gaining public acceptance of gamma radiation for the processing of food.

                  In 1990, the FDA announced clearance for the irradiation of poultry to eliminate salmonella, campylobacter and listeria. In 1992, the United States Department of Agriculture published the terms and conditions under which poultry can be irradiated. This clearance was followed by successful market tests of irradiated poultry during 1993. Subsequently, only limited commercial sales of irradiated poultry have taken place. In addition, public apprehension associated with irradiation of food products is diminishing due to more readily available information on the subject of food irradiation, and as concern over contaminated red meats, poultry and seafood in our food supply increases. In July 1994, the Company prepared and submitted to the FDA a petition for clearance to irradiate fresh packaged red meats in order to eliminate e-coli and other harmful pathogens. The Company has received indications that this clearance is expected to be obtained sometime during 1996.

                  Disinfestation of spices using gamma radiation was approved by the FDA in 1986. This method of disinfestation is in limited use today, but may prove to be the optimum method of microbial control as there is serious concern that the current method of disinfestation of spices, which uses ethylene oxide, leaves toxic residues on the spices.

                  The long-term course of regulatory policy and consumer reaction cannot be predicted and, although regulatory approvals have been forthcoming, there can be no assurance that the use of gamma radiation for the processing of food will ultimately prove commercially feasible in the United States or Canada.

ISO 9001 Registration

                  During 1995, the Company was approved for ISO 9001 registration by accredited Quality Registrar, KPMG Peat Marwick. ISO 9001 registration confirms that the quality systems used by Isomedix meet the requirements as described by the American National Standards Institute and the American Society of Quality Control. Of the ISO 9000 standards, the ISO 9001 is the most comprehensive in scope. Demonstrated compliance to these requirements is becoming a requirement for doing business in Europe, Japan, Australia and Canada and is fast becoming a standard of performance for many suppliers doing business in the United States.

Validation Services

                  The Company's subsidiary, Skyland Scientific Services, Inc., primarily provides validation services to assist manufacturers of pharmaceutical and medical device products in complying with FDA Good Manufacturing Practices and industry standards.

                  Skyland competes with other companies offering substantially the same services, including several large architect-engineering firms. Such firms may be employed by a customer to provide a variety of services, including design and construction of facilities, in addition to validation services. Skyland competes on the basis of its reputation, expertise, quality and speed of service and price.

                  Skyland has approximately 40 employees. Skyland considers its relationship with its employees to be satisfactory.

Segment Data

                  See Note 11 to Notes to Consolidated Financial Statements referred to in Part IV, Item 14(a)1 below.

ITEM 2.  PROPERTIES.

                  The Company operates eleven sterilization facilities in nine states and Canada. Ten of the eleven sterilization facilities have an aggregate design capacity of 37,500,000 curies of cobalt-60. Three of the Company's sterilization facilities are combined irradiation and ethylene oxide facilities and presently have installed eleven ethylene oxide vessels which allow for the processing of approximately fourteen million cubic feet of products annually. On December 29, 1995, the Company purchased an ethylene oxide sterilization facility located in Temecula, California. This facility allows for the annual processing of an additional three million cubic feet of products in its four ethylene oxide vessels.

                  The Company's gamma irradiation facilities are designed and built to accommodate anticipated processing requirements for twenty or more years. Generally, only that amount of cobalt-60 needed for anticipated or actual initial processing requirements is actually installed. As requirements grow, additional cobalt-60 can be added up to the facility's design capacity. Additional cobalt-60 increases the amount of energy emitted thus reducing the time the product needs to be exposed and thereby increasing the facility's capacity to process product.

                  The Company's executive offices are located in a Company-owned building at 11 Apollo Drive, Whippany, New Jersey.

                  Skyland's executive offices and other operations are currently located in a leased building in Bozeman, Montana.

                  All of the properties of the Company are well maintained and in good condition. The Company believes that these properties are adequate and suitable for the present needs of the businesses presently conducted therein.

                  The Company has utilized Industrial Development Revenue Bond ("IDRB") financings to finance a substantial portion of the costs of constructing and equipping (including the initial purchase of cobalt-60) some of its sterilization facilities. The obligations of the Company under the terms of the IDRB financings are collateralized by real and personal property (see Note 3 to Notes to Consolidated Financial Statements referred to in Part IV, Item 14(a)1 below). Internally generated funds and sales of common stock have served as additional sources of funds.

ITEM 3.  LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.

                  Not applicable.

Executive Officers of the Registrant

                                                                                                 Age at
Name                                              Position with the Company                December 31, 1995
---------------------------------      ---------------------------------------------     --------------------
John Masefield                         Chairman of the Board                                       62

Peter Mayer                            President and Chief Executive Officer                       52

George R. Dietz                        Senior Vice President                                       64

Charles P. Truby                       Executive Vice President and Chief Operating                58
                                       Officer

Thomas J. DeAngelo                     Vice President-Finance and Administration and               41
                                       Chief Financial Officer

James Wilson                           Vice President-Quality Assurance and                        56
                                       Regulatory Affairs

Ronald Deahr                           Vice President-Sales and Marketing                          55

                  John Masefield has been Chairman of the Company since its inception in 1972 and, President and Chief Executive Officer of the Company since its inception in 1972 until August 1995. Since December 1987, Mr. Masefield has also been Chairman of Skyland. Between 1960 and 1964, Mr. Masefield was the head of irradiator design for Atomic Energy of Canada Limited. In that capacity, he was responsible for the design and development of the first commercial gamma irradiation sterilization facility in North America for the gamma radiation sterilization of medical devices. He was also responsible for the design, development and operation of the first commercial food gamma irradiation facility in North America. Mr. Masefield has been a lecturer on industrial uses of ionizing radiation at McGill University in Montreal, Canada and Carleton University in Ottawa, Canada, has authored or co-authored numerous articles and studies on the subject, has been invited by the International Atomic Energy Agency to lecture on radiation processing in the Far East for the past several years, is the Convener of the Working Group on Radiation Sterilization to the International Standards Organization on Radiation Sterilization, is the leader of the U.S. Delegation to the International Standards Organization's Technical Committee on Sterilization Standards, is the present Co-Chairman of the Radiation Sterilization Committee of the Association for the Advancement of Medical Instrumentation (AAMI) and is on the Board of Directors of AAMI and has participated on various other United States and Canadian committees that promulgate recommendations and procedures for the commercial uses of ionizing radiation. Mr. Masefield has a degree in mechanical engineering.

                  Peter Mayer has been President and Chief Executive Officer since August 1995. Mr. Mayer was most recently President of the Ciba Self-Medication U.S.A. unit of Ciba Geigy, a position he held for five years, following three years as Group Vice President of R&D and Marketing. Prior to that, Dr. Mayer held a number of marketing and product development positions with the Whitehall Laboratories Division of American Home Products. Mayer holds undergraduate and masters degrees in industrial engineering and a masters degree in business administration, all from Columbia University.

                  George R. Dietz has been an executive officer of the Company since 1972 and a Vice President of the Company since 1983. He is currently Senior Vice President of the Company. Mr. Dietz also served as Secretary of the Company from April 1983 through April 1987. Between 1960 and 1969 Mr. Dietz served as project manager for the United States Atomic Energy Commission's food irradiation programs, as the

United States Army liaison officer to the United States Atomic Energy Commission, and as project manager for the design, construction and operation of the first large scale pilot food gamma irradiation facility in North America. Between 1967 and 1969 he directed the food irradiation engineering activities at Brookhaven National Laboratories. Mr. Dietz has also authored and co-authored numerous articles and studies on commercial uses of ionizing radiation and has participated on various United States committees that promulgate recommendations and procedures for the commercial uses of ionizing radiation and irradiator operational safety.

                  Charles P. Truby has been Executive Vice President and Chief Operating Officer since March 1995. Mr. Truby joins Isomedix from Sherwood Medical Company where he was Vice-President of Quality Management for four years. Prior to that, he was employed by Becton Dickinson for 14 years in a number of quality management positions. Dr. Truby received his Doctorate degree in bacteriology and biochemistry at the University of Houston and his Masters degree from Arizona State University.

                  Thomas J. DeAngelo joined the Company in 1982 and has been an officer of the Company since April 1983. He is currently Vice President-Finance and Administration, Treasurer and Secretary of the Company. He has been the Chief Financial Officer of the Company since 1993. Mr. DeAngelo served as Controller of the Company from April 1983 through April 1987 and as Chief Operating Officer of the Company from September 1993 to February 1994. Mr. DeAngelo is a Certified Public Accountant.

                  James D. Wilson has been Vice President of Quality Assurance and Regulatory Affairs since May 1995. Prior to joining the Company, Mr. Wilson was employed by Abbott Laboratories for 15 years in a number of managerial positions, including Manager of Psychological Services and Quality Assurance Manager of Comformance Biological Services and Evaluation. Mr. Wilson is a professional microbiologist with over 30 years of diversified experience in quality management and in the field of sterilization (ethylene oxide, radiation, dry heat, steam and aseptic). He has been very active in industry and trade association activities, such as the Parenteral Drug Association and the Pharmaceutical Manufacturers Association. Mr. Wilson has widely lectured on decontamination and sterilization.

                  Ronald D. Deahr has been the Vice President of Sales and Marketing since October 1995. Prior to joining the Company, Mr. Deahr was employed for 13 years by Griffith Micro Science, Inc. where he held positions of increasing responsibility in sales/marketing and business development.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS.

                For information concerning this item see page 20 of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report to Stockholders"), which information is incorporated herein by reference.

ITEM 6.         SELECTED FINANCIAL DATA.

                For information concerning this item see page 2 of the Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

                For information concerning this item see pages 4 through 6 of the Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                For information concerning this item, see pages 8 through 18 of the Annual Report to Stockholders and Item 14(a) below, which information is incorporated herein by reference.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                                 PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT.

                For information concerning this item, see text under the caption "Election of Directors" in the Proxy Statement dated March 29, 1996 (the "Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof, which information is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION.

                For information concerning this item, see text under the captions "Executive Compensation," "Compensation of Directors," "Employment Agreements," "Compensation and Stock Option Committee Interlocks and Insider Participation," "Performance Graph" and "Report of the Compensation and Stock Option Committee" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.

                For information concerning this item, see text under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                For information concerning this item, see text under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K.

                (a) 1.  Financial Statements:

                The consolidated financial statements of the Company and its subsidiaries incorporated by reference in this Annual Report on Form 10-K are listed in the attached Index to Consolidated Financial Statements and Schedules.

                       2.  Financial Statement Schedules:

                The consolidated financial statement schedules of the Company and its subsidiaries filed in this Annual Report on Form 10-K are listed in the attached Index to Consolidated Financial Statements and Schedules.

                       3.       Exhibits:

                The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits. Exhibits 10(o), 10(p), 10(q), 10(r), 10(s), 10(t), 10(qq) and 10(rr) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

                (b) Current Reports on Form 8-K:

                       None

                                POWER OF ATTORNEY

                The Registrant and each person whose signature appears below hereby appoint Peter Mayer and Thomas J. DeAngelo as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996

                                                   ISOMEDIX INC.

                                                   By    /s/ Peter Mayer
                                                     ---------------------------
                                                           Peter Mayer
                                                           President and Chief
                                                           Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 29, 1996                             By    /s/ John Masefield
                                                     ---------------------------
                                                           John Masefield
                                                           Chairman of the Board
                                                           and Director

Dated:  March 29, 1996                           By   /s/ Peter Mayer
                                                   ------------------
                                                       Peter Mayer
                                                       President and Chief
                                                       Executive Officer

Dated:  March 29, 1996                           By   /s/ H. Stuart Campbell
                                                   -------------------------
                                                       H. Stuart Campbell
                                                       Director

Dated:  March 29, 1996                           By   /s/ George R. Dietz
                                                   ----------------------
                                                       George R. Dietz
                                                       Director

Dated:  March 29, 1996                           By    /s/ Thomas M. Haythe
                                                   ------------------------
                                                       Thomas M. Haythe
                                                       Director

Dated:  March 29, 1996                           By    /s/ David M. Lank
                                                   ---------------------
                                                       David M. Lank
                                                       Director

Dated:  March 29, 1996                           By    /s/ Elmer A. Sticco
                                                   -----------------------
                                                       Elmer A. Sticco
                                                       Director

Dated:  March 29, 1996                           By    /s/ Thomas J. DeAngelo
                                                   --------------------------

                                                       Thomas J. DeAngelo
                                                       Vice President-Finance
                                                       and Administration,
                                                       Secretary, Treasurer,
                                                       Principal Accounting
                                                       Officer, Principal
                                                       Financial Officer
                                                       and Director

                                  ISOMEDIX INC.

            Index to Consolidated Financial Statements and Schedules

                                                                                                            Page Number
                                                                                                -----------------------------------
                                                                                                  In Annual
                                                                                                  Report to                Included
                                                                                                Stockholders                Herein
                                                                                                ------------                ------
Financial Statements:

The following consolidated financial statements and notes, together with the Report of Independent Accountants, included in the Company's Annual Report to
Stockholders for the fiscal year ended December 31, 1995, are incorporated herein by reference:

Consolidated Balance Sheets -- December 31, 1995                                                       8                       --
and 1994

Consolidated Statements of Income -- Years Ended                                                       9                       --
December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in                                                                 10                       --
Stockholders' Equity -- Years Ended December 31,
1995, 1994 and 1993

Consolidated Statements of Cash Flows -- Years                                                        11                       --
Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                                                           12-18                     --

Report of Independent Accountants                                                                     19                       --

Financial Statement Schedules:

Report of Independent Accountants                                                                     --                       F-1

II -  Valuation and Qualifying Accounts                                                               --                       F-2


All other schedules (Nos. I, III and IV) have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

Coopers
& Lybrand

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                      -----

To the Stockholders and
  Board of Directors of Isomedix Inc.

Our report on the consolidated financial statements of Isomedix Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from Page 19 of the 1995 Annual Report to Shareholders of Isomedix Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                          /s/ Coopers & Lybrand L.L.P.

Parsippany, New Jersey
February 16, 1996

                                   SCHEDULE II

                         ISOMEDIX INC. and SUBSIDIARIES

                        VALUATION and QUALIFYING ACCOUNTS

              for the years ended December 31, 1995, 1994 and 1993

                Col. A                 Col. B                  Col. C                   Col. D                    Col. E
                ------                 ------                  ------                   ------                    ------

             Description                                      Additions
             -----------                                      ---------
   Allowance for Doubtful Accounts   Balance at    Charged to          Charged to                               Balance at
            Deducted from            Beginning      Costs and             Other                                   End of
         Accounts Receivable         of Period      Expenses            Accounts     Deductions(1)                Period
         -------------------         ---------      --------            --------     -------------                ------
                 1995                 $350,000      $245,523                             $245,523                $350,000
                 ----

                 1994                 $250,000      $120,565                             $ 20,565                $350,000
                 ----

                 1993                 $200,000      $ 63,892                             $ 13,892                $250,000
                 ----

----------------------

(1)  Write-off of uncollectible accounts receivable.

                               Index to Exhibits

                                                                                                         Page
                                                                                                         ----

3(a)            Certificate of Incorporation of the Company, as amended                                   --
                (incorporated by reference to Exhibit 3(a) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

3(b)            By-Laws of the Company, as amended, (incorporated by reference                            --
                to Exhibit 3(b) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994).

4(a)            Articles FOURTH, FOURTEENTH, SIXTEENTH, SEVENTENTH and                                    --
                EIGHTEENTH of the Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit 3(a) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

4(b)            Articles III, IX, X, XI, XII, XIII, XIV and XVI of the By-Laws                            --
                of the Company (incorporated by reference to Exhibit 3(b) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

4(c) Specimen certificate representing common stock (incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form
                10-K for the year ended December 31, 1994).

4(d)            Loan Agreement dated as of December 1, 1983 between Isomedix                              --
                (Ohio) Inc., a Delaware corporation, and County of Franklin,
                Ohio (incorporated by reference to Exhibit 4(d) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

4(e)            Promissory Note dated December 29, 1983 executed by Isomedix                              --
                (Ohio) Inc., a Delaware corporation, in favor of County of
                Frankin, Ohio (incorporated by reference to Exhibit 4(e) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

                                                                                                    Page
                                                                                                    ----
4(f)            Loan Agreement dated as of December 1, 1983 between Isomedix                         --
                (Utah), Inc., a Delaware corporation, and Sandy City, Utah
                (incorporated by reference to Exhibit 4(f) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

4(g)            Promissory Note dated December 29, 1983 executed by Isomedix                         --
                (Utah), Inc., a Delaware corporation, in favor of Sandy City,
                Utah (incorporated by reference to Exhibit 4(g) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

4(h)            Loan Agreement dated as of October 1, 1984 between Isomedix,                         --
                Inc., a Nevada corporation, and the Illinois Development Finance
                Authority (incorporated by reference to Exhibit 4(h) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

4(i)            Promissory Note dated October 29, 1984 executed by Isomedix,                         --
                Inc., a Nevada corporation, in favor of the Illinois Development
                Finance Authority (incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994).

4(j)            Loan Agreement dated as of June 1, 1984 between Spartanburg                          --
                County, South Carolina and Isomedix, Inc., a South Carolina
                corporation (incorporated by reference to Exhibit 4(j) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

4(k)            Rights Agreement dated as of June 10, 1988 between Isomedix Inc.                     --
                and Midlantic National Bank which includes the form of
                Certificate of Designation setting forth the terms of the Series
                A Preferred Stock, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights
                to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4(k) to the Company's Annual Report on Form
                10- K for the year ended December 31, 1994).

                                                                                                    Page
                                                                                                    ----
4(l)            Loan Agreement dated as of March 1, 1989 between Isomedix                            --
                Operations Inc., a Delaware corporation, and Spartanburg County,
                South Carolina, a body politic and corporate and a political subdivision of the State of South Carolina (incorporated by reference to Exhibit 4(l) to the Company's Annual Report on Form
                10- K for the year ended December 31, 1994).

4(m)            Trust Indenture dated as of March 1, 1989 between Spartanburg                        --
                County, South Carolina, a body politic and corporate and a political subdivision of the State of South Carolina and Mellon
                Bank, N.A., as trustee (incorporated by reference to Exhibit
                4(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(a)           Amendment No. 1 dated as of February 1, 1979 to Lease Agreement                      --
                dated as of November 1, 1977 between Isomedix, Inc., a South
                Carolina corporation, and Spartanburg County, South Carolina
                (incorporated by reference to Exhibit 10(c) to Registration
                Statement No. 2-83697).

10(b)           Amendment No. 1 dated as of February 1, 1979 to Guaranty                             --
                Agreement dated as of November 1, 1977 among the Company,
                certain of the Company's subsidiaries and North Carolina
                National Bank (incorporated by reference to Exhibit 10(d) to
                Registration Statement No. 2-83697).

10(c)           Lease dated May 27, 1981 between Village of Morton Grove and                         --
                Isomedix, Inc., a Nevada corporation (incorporated by reference to Exhibit 10(r) to Registration Statement No. 2-83697).

10(d)           Loan Agreement dated as of December 1, 1983 between Isomedix                         --
                (Ohio) Inc., a Delaware corporation, and County of Franklin,
                Ohio (incorporated by reference to Exhibit 4(f) to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1994.

                                                                                                    Page
                                                                                                    ----

10(e)           Promissory Note dated December 29, 1983 executed by Isomedix                         --
                (Ohio) Inc., a Delaware corporation, in favor of County of
                Franklin, Ohio (incorporated by reference to Exhibit 4(e) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994.

10(f)           Open End Mortgage and Security Agreement dated as of December 1,                     --
                1983 between Isomedix (Ohio) Inc., a Delaware corporation, and
                Midlantic National Bank (incorporated by reference to Exhibit
                10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(g)           Guaranty Agreement dated as of December 1, 1983 among the                            --
                Company, certain of the Company's subsidiaries and Midlantic
                National Bank (incorporated by reference to Exhibit 10(g) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

10(h)           Loan Agreement dated as of December 1, 1983 between Isomedix                         --
                (Utah), Inc., a Delaware corporation, and Sandy City, Utah
                (incorporated by reference to Exhibit 4(f) to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1994.

10(i)           Promissory Note dated December 29, 1983 executed by Isomedix                         --
                (Utah), Inc., a Delaware corporation, in favor of Sandy City,
                Utah (incorporated by reference to Exhibit 4(g) to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1994.

10(j)           Mortgage and Security Agreement dated as of December 1, 1983                         --
                between Isomedix (Utah), Inc., a Delaware corporation, and
                Midlantic National Bank (incorporated by reference to Exhibit
                10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(k)           Guaranty Agreement dated as of December 1, 1983 among the                            --
                Company, certain of the Company's subsidiaries and Midlantic
                National Bank (incorporated by reference to Exhibit 10(k) to

                                                                                                    Page
                                                                                                    ----
                the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994).

10(l)           Mortgage and Security Agreement dated as of October 1, 1984,                         --
                executed by Isomedix, Inc., a Nevada corporation, in favor of
                Chemical Bank, as Security Trustee (incorporated by reference to
                Exhibit 10(l) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994).

10(m)           Guaranty Agreement dated as of October 1, 1984, among Isomedix                       --
                Inc., a Delaware corporation, and certain of its subsidiaries, and Chemical Bank, as Security Trustee (incorporated by
                reference to Exhibit 10(m) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(n)           Guaranty Agreement dated as of June 1, 1984, among Isomedix                          --
                Inc., a Delaware corporation, and certain of its subsidiaries, and NCNB National Bank of North Carolina (incorporated by
                reference to Exhibit 10(n) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(o)           Employment Agreement dated as of February 1, 1988 by and between                          --
                the Company and John Masefield (incorporated by reference to
                Exhibit 10(t) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1992).

10(p)           Employment Agreement dated as of February 1, 1988 by and between                          --
                the Company and Thomas J. DeAngelo (incorporated by reference to
                Exhibit 10(u) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1992).

10(q)           Employment Agreement dated as of February 1, 1988 by and between                          --
                the Company and George R. Dietz (incorporated by reference to
                Exhibit 10(v) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1992).

10(r)           Consulting Agreement, effective January 1993, between the                                 --
                Company and Sticco (incorporated by reference to Exhibit 10(w)
                to the Company's

                                                                                                    Page
                                                                                                    ----
                Annual Report on Form 10-K for the year ended December 31, 1992).

10(s)           1982 Stock Option Plan, as amended (incorporated by reference to                     --
                Exhibit 10(s) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994).

10(t)           1992 Stock Option Plan (incorporated by reference to Exhibit                         --
                10(y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10(u)           Agreement and Plan of Reorganization dated as of September 30,                       --
                1987 among the Company, Isomedix Acquisition Corporation and
                Skyland (incorporated by reference to Exhibit 10(u) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

10(v)           Loan Agreement dated as of October 1, 1988 between Isomedix                          --
                Operations Inc., a Delaware corporation, and City of El Paso
                Industrial Development Authority, Incorporated, a Texas
                non-profit corporation. (incorporated by reference to Exhibit
                10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

10(w)           Indenture of Trust dated as of October 1, 1988 between City of                       --
                El Paso Industrial Development Authority, Incorporated, a Texas
                non-profit corporation, and Mellon Bank, N.A., as trustee
                (incorporated by reference to Exhibit 10(w) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

10(x)           Reimbursement Agreement dated as of October 1, 1988 by and among                     --
                the Registrant, Isomedix Operations Inc., a Delaware
                corporation, and NCNB National Bank of North Carolina
                (incorporated by reference to Exhibit 10(x) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

10(y)           Guaranty Agreement dated as of October 1, 1988 by and between                        --
                the Registrant and NCNB National Bank of North Carolina, as
                issuer of the Letter

                                                                                                    Page
                                                                                                    ----
                of Credit (incorporated by reference to Exhibit 10(y) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

10(z)           Guaranty Agreement dated as of October 1, 1988 by and between                        --
                the Registrant and Mellon Bank, N.A., as trustee under the
                Indenture (incorporated by reference to Exhibit 10(z) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

10(aa)          Guaranty Agreement dated as of October 1, 1988 by and between                        --
                Isomedix Investments, Inc., a Delaware corporation, and NCNB
                National Bank of North Carolina, as issuer of the Letter of
                Credit (incorporated by reference to Exhibit 10(aa) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

10(bb)          Guaranty Agreement dated as of October 1, 1988 by and between                        --
                Isomedix Investments, Inc., a Delaware corporation, and Mellon
                Bank, N.A., as trustee under the Indenture (incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(cc)          Guaranty Agreement dated as of October 1, 1988 by and between                        --
                Isomedix Management, Inc., a New Jersey corporation, and NCNB
                National Bank of North Carolina, as issuer of the Letter of
                Credit (incorporated by reference to Exhibit 10(cc) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

10(dd)          Guaranty Agreement dated as of October 1, 1988 by and between                        --
                Isomedix Management, Inc., a New Jersey corporation and Mellon
                Bank, N.A., as trustee under the Indenture (incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(ee)          Remarketing Agreement dated as of October 1, 1988 between                            --
                Isomedix Operations Inc., a Delaware corporation, City of El
                Paso Industrial Development Authority, Incorporated, a Texas
                non-profit corporation, and NCNB

                                                                                                    Page
                                                                                                    ----
                National Bank of North Carolina (incorporated by reference to
                Exhibit 10(ee) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994).

10(ff)          Placement Agreement dated as of October 1, 1988 among City of El                     --
                Paso Industrial Development Authority, Incorporated, NCNB
                National Bank of North Carolina, as Placement Agent, and
                Isomedix Operations Inc (incorporated by reference to Exhibit
                10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(gg)          Deed of Trust, Security Agreement and Assignment of Rents dated                      --
                as of October 1, 1988 by and among Isomedix Operations Inc., a
                Delaware corporation, Mark E. Mendel, Mellon Bank, N.A. and NCNB
                National Bank of North Carolina (incorporated by reference to
                Exhibit 10(gg) to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1994).

10(hh)          Reimbursement Agreement dated as of March 1, 1989 by and among                       --
                the Company, Isomedix Operations Inc., a Delaware corporation, and NCNB National Bank of North Carolina (incorporated by
                reference to Exhibit 10(hh) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(ii)          Guaranty Agreement dated as of March 1, 1989 by and between the                      --
                Company and NCNB National Bank of North Carolina, as issuer of the Letter of Credit (incorporated by reference to Exhibit
                10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(jj)          Guaranty Agreement dated as of March 1, 1989 by and between the                      --
                Company and Mellon Bank, N.A., as trustee under the Indenture
                (incorporated by reference to Exhibit 10(jj) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).

10(kk)          Guaranty Agreement dated as of March 1, 1989 by and between                          --
                Isomedix Investments, Inc., a Delaware corporation, and NCNB
                National Bank of

                                                                                                    Page
                                                                                                    ----
                North Carolina, as issuer of the Letter of Credit (incorporated by reference to Exhibit 10(kk) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(ll)          Guaranty Agreement dated as of March 1, 1989 by and between                          --
                Isomedix Investments, Inc., a Delaware corporation, and Mellon
                Bank N.A., as trustee under the Indenture (incorporated by reference to Exhibit 10(ll) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(mm)          Guaranty Agreement dated as of March 1, 1989 by and between                          --
                Isomedix Management, Inc., a Delaware corporation, and NCNB
                National Bank of North Carolina, as issuer of the Letter of
                Credit (incorporated by reference to Exhibit 10(mm) to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

10(nn)          Guaranty Agreement dated as of March 1, 1989 by and between                          --
                Isomedix Management, Inc., a Delaware corporation, and Mellon
                Bank, N.A., as trustee under the Indenture (incorporated by reference to Exhibit 10(nn) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).

10(oo)          Placement and Remarketing Agreement dated as of March 1, 1989                        --
                between Isomedix Operations Inc., a Delaware corporation,
                Spartanburg County, South Carolina, a body politic and corporate and an instrumentality of the State of South Carolina, and NCNB
                National Bank of North Carolina as Placement Agent and
                Remarketing Agent (incorporated by reference to Exhibit 10(oo)
                to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994).

10(pp)          Mortgage, Security Agreement and Assignment of Rents dated as of                     --
                March 1, 1989 by and among Isomedix Operations Inc., a Delaware corporation, Spartanburg County, South Carolina, a body politic and corporate and an instrumentality of the State of South
                Carolina, Mellon Bank, N.A. and NCNB National Bank of

                                                                                                    Page
                                                                                                    ----
                North Carolina (incorporated by reference to Exhibit 10(pp) to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994).

10(qq)          1992 Supplemental Stock Option Plan (incorporated by reference                       --
                to Exhibit 10(vv) to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1993).

10(rr)          Special Bonus Plan for Directors and Senior Officers                                 --
                (incorporated by reference to Exhibit 10(ww) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1993).

10(ss)          New York Stock Exchange, Inc. Listing Agreement (incorporated by                     --
                reference to Exhibit 10(ss) to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994)

10(tt) Employment Agreement dated as of March 27, 1995 by and between the Company and Charles P. Truby.

10(uu) Employment Agreement dated as of May 16, 1995 by and between the Company and John Masefield.

10(vv) Employment Agreement dated as of August 21, 1995 by and between the Company and Peter Mayer.

11 Statement re: computation of earnings per share for the years ended December 31, 1995, 1994 and 1993.

13              Annual Report to Stockholders for the fiscal year ended December
                31, 1995.

21              Subsidiaries of the Company.                          --

23              Consent of Coopers & Lybrand L.L.P.

24              Power of Attorney (see "Power of Attorney" in Form 10-K).