Form 10-Q
period 1996-03-31
ISOMEDIX INC
filed 1996-05-15
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1996
                               ----------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -------------


                         Commission file number 0-12488

                                  Isomedix Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-1986189
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

11 Apollo Drive, Whippany, New Jersey                         07981
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (201) 887-4700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: 6,996,176 shares of common stock, $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                 MARCH 31, 1996

                                                                     Page
                                                                     Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                                          3-4
         March 31, 1996 and
         December 31, 1995

CONSOLIDATED STATEMENTS OF INCOME                                    5
         For the Three Months Ended
         March 31, 1996 and 1995

CONSOLIDATED STATEMENT OF CHANGES                                    6-7
IN STOCKHOLDERS' EQUITY
         For the Three Months Ended
         March 31, 1996

CONSOLIDATED STATEMENTS OF CASH FLOWS                                8
         For the Three Months Ended
         March 31, 1996 and 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           9-11

Item 2. Management's Discussion and Analysis of                      12-15
Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                          16-18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         ISOMEDIX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                  March 31,      December 31,
                                                    1996             1995
                                                ------------     ------------
                                                 (Unaudited)
         ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                     $  5,940,060     $  4,860,088
  Held-to-Maturity Securities                     17,129,444       17,003,329
  Accounts Receivable, Less
   Allowance for Doubtful Accounts
   of $400,000 at March 31, 1996
   and $350,000 at December 31, 1995               8,468,112        8,048,560
  Prepaid Expenses and Other Current Assets        1,349,855          830,629
                                                ------------     ------------
    Total Current Assets                          32,887,471       30,742,606
                                                ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
  At Cost                                         67,298,689       66,751,900
  Less, Accumulated Depreciation                  18,527,141       17,855,870
                                                ------------     ------------
                                                  48,771,548       48,896,030
                                                ------------     ------------
RADIOISOTOPE
  At Cost                                         66,873,153       66,096,338
  Less, Accumulated Depreciation                  37,683,113       36,624,237
                                                ------------     ------------
                                                  29,190,040       29,472,101
                                                ------------     ------------

EXCESS OF COSTS OVER NET ASSETS ACQUIRED             719,006          725,906
OTHER ASSETS                                       3,012,533        2,186,868
                                                ------------     ------------
    Total Assets                                $114,580,598     $112,023,511
                                                ============     ============


See accompanying notes to the consolidated financial statements.

                                                   March 31,        December 31,
                                                     1996              1995
                                                   ---------        -----------
    LIABILITIES                                   (Unaudited)
CURRENT LIABILITIES
  Current Portion of Long-Term Debt             $     500,000      $     500,000
  Accounts Payable                                    872,466            766,914
  Accrued Expenses                                    824,163            864,539
  Contract Deposits                                   194,083            119,781
  Income Taxes Payable                              1,341,270            545,888
                                                -------------      -------------

    Total Current Liabilities                       3,731,982          2,797,122

LONG-TERM DEBT                                      8,500,000          8,600,000

DEFERRED INCOME TAXES                               8,548,105          8,453,497
                                                -------------      -------------
    Total Liabilities                              20,780,087         19,850,619
                                                -------------      -------------

    STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $1.00 par value
  Authorized - 1,000,000 shares
  Issued and Outstanding - none

COMMON STOCK
  $.01 par value
  Authorized - 15,000,000 shares Issued:
    March 31, 1996 - 7,169,868 shares
    December 31, 1995 - 7,169,868 shares
  Outstanding:
    March 31, 1996 - 6,996,176 shares
    December 31, 1995 - 6,984,528 shares               71,699             71,699

ADDITIONAL PAID-IN CAPITAL                         37,705,994         37,719,155
RETAINED EARNINGS                                  58,652,150         57,167,649
                                                -------------      -------------
                                                   96,429,843         94,958,503

LESS, COMMON STOCK HELD IN THE TREASURY,
AT COST
         March 31, 1996 - 173,692 shares
         December 31, 1995 - 185,340 shares        (2,629,332)        (2,785,611)
                                                -------------      -------------
         Total Stockholders' Equity                93,800,511         92,172,892
                                                -------------      -------------
         Total Liabilities and
           Stockholders' Equity                 $ 114,580,598      $ 112,023,511
                                                =============      =============

See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                               March 31,                    March 31,
                                 1996            %            1995            %
                             ------------      -----      ------------      -----
SALES                        $ 11,569,535      100.0      $ 11,455,026      100.0

COST OF SALES                   6,095,810       52.7         5,535,678       48.3
                             ------------      -----      ------------      -----

GROSS PROFIT                    5,473,725       47.3         5,919,348       51.7

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES        3,072,321       26.6         2,844,968       24.8
                             ------------      -----      ------------      -----

OPERATING INCOME                2,401,404       20.7         3,074,380       26.9

OTHER INCOME (EXPENSE)

  Investment Income               191,910        1.7           167,876        1.5
  Interest Expense               (119,146)      (1.0)         (135,252)      (1.2)
                             ------------      -----      ------------      -----

INCOME BEFORE PROVISION
 FOR INCOME TAXES               2,474,168       21.4         3,107,004       27.2

PROVISION FOR INCOME
 TAXES                            989,667        8.6         1,242,802       10.8
                             ------------      -----      ------------      -----

NET INCOME                   $  1,484,501       12.8      $  1,864,202       16.4
                             ============      =====      ============      =====


EARNINGS PER SHARE           $        .21                 $        .26
                             ============                 ============

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                                                        TOTAL
                                                                    STOCKHOLDERS'
                                                                       EQUITY
                                                                    ------------
BALANCE - December 31, 1995                                          $92,172,892

    Exercise of Stock Options                                             80,023

    Sales of Common Stock Under Employee
         Stock Purchase Plan                                              63,095

    Net Income                                                         1,484,501
                                                                     -----------

BALANCE - March 31, 1996                                             $93,800,511
                                                                     ===========

        See accompanying notes to the consolidated financial statements.

                                                  COMMON STOCK           ADDITIONAL                            TREASURY STOCK
                                             ---------------------                                       -------------------------
                                              NUMBER                      PAID-IN         RETAINED        NUMBER
                                             OF SHARES     AMOUNT         CAPITAL         EARNINGS       OF SHARES        AMOUNT
BALANCE - December 31, 1995                  7,169,868     $71,699     $ 37,719,155      $57,167,649     (185,340)     ($2,785,611)

    Exercise of Stock Options                     --          --            (13,161)            --          6,200           93,184

    Sales of Common Stock Under Employee
         Stock Purchase Plan                      --          --               --               --          5,448           63,095

    Net Income                                    --          --               --          1,484,501         --               --
                                             ---------     -------     ------------      -----------     --------      -----------

BALANCE - March 31, 1996                     7,169,868     $71,699     $ 37,705,994      $58,652,150     (173,692)     ($2,629,332)
                                             =========     =======     ============      ===========     ========      ===========

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                        March 31,            March 31,
                                                          1996                 1995
                                                      ------------         -----------
Cash flows from operating activities:
Net Income                                            $  1,484,501         $ 1,864,202
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                           1,730,147           1,703,635
  Amortization                                              91,780             171,320
  Increase in allowance for doubtful accounts               50,000
  Gain on sale of assets                                                        (3,100)
  Changes in assets and liabilities:
   Increase in accounts receivable                        (469,552)           (565,028)
   (Increase) decrease in prepaid expenses and
    other assets                                          (545,363)            132,894
   Increase (decrease)in accounts payable and
    accrued expenses                                        65,176            (455,436)
   Increase in contract deposits                            74,302              66,522
   Increase in income taxes payable                        795,382             818,986
   Increase in deferred income taxes                        94,608              92,323
- ----------------------------------------------        ------------         -----------
Net cash provided by operating activities                3,370,981           3,826,318
- ----------------------------------------------        ------------         -----------
Cash flows from investing activities:
  Purchases of held to maturity securities             (14,881,349)         (3,572,865)
  Proceeds from maturity of held to
   maturity securities                                  14,755,234           3,475,933
  Proceeds from sale of assets                                                   3,100
  Increase in equipment deposits                          (900,000)
  Additions to property, plant and
   equipment                                              (546,789)           (699,766)
  Additions to radioisotope                               (776,815)           (698,306)
  Other                                                     15,592               5,983
- ----------------------------------------------        ------------         -----------
Net cash used in investing activities                   (2,334,127)         (1,485,921)
- ----------------------------------------------        ------------         -----------
Cash flows from financing activities:
  Payment of long-term debt                               (100,000)           (325,000)
  Purchases of treasury stock                                                 (755,874)
  Costs of New York Stock Exchange listing                                     (93,099)
  Proceeds of stock options exercised and
   employee stock purchases                                143,118              87,459
- ----------------------------------------------        ------------         -----------
Net cash provided by (used in) financing
 activities                                                 43,118          (1,086,514)
- ----------------------------------------------        ------------         -----------
Net increase in cash and cash equivalents                1,079,972           1,253,883
Cash and cash equivalents at beginning of
 period                                                  4,860,088           5,961,473
- ----------------------------------------------        ------------         -----------
  Cash and cash equivalents at end of period          $  5,940,060         $ 7,215,356
- ----------------------------------------------        ------------         -----------
Supplemental cash flow information:
  Cash paid for interest (net of amounts
  capitalized)                                        $     91,126         $   105,521
- ----------------------------------------------        ------------         -----------
  Cash paid for income taxes                          $    104,935         $   349,619
- ----------------------------------------------        ------------         -----------
Supplemental non-cash investing activities
  Additions to radioisotope                                                $   180,440
- ----------------------------------------------        ------------         -----------


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

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended March 31, 1996 and 1995, the numbers of shares used in computing earnings per share were 7,191,625 and 7,265,923, respectively.

3. As of March 31, 1996, debt securities had a carrying value of $17,129,444 and a market value of $17,126,352. The market value is calculated using information provided by outside quotation services. The Company's investments consist of debt instruments from federal, various state and municipal issuers with maturity dates not exceeding one year.

Gross unrealized losses were $28,226 at March 31, 1996, compared to $233,582 at March 31, 1995. Management has concluded that the decline in fair value is temporary and, therefore, no adjustment to the cost basis of the investments has been recorded.

4. The Company has reclassified certain prior period amounts to conform with the 1996 presentation.

5. In April, 1996, the Company made a decision to establish two fully operational validation service offices in New Jersey and Southern

California. As part of this process, the headquarters of Skyland will be relocated from Bozeman, Montana to Whippany, New Jersey. Each regional operation will be in proximity to pharmaceutical industry concentration and will have the full complement of personnel and test equipment to conduct full scale validation projects. The benefits derived from this decision are greater access to Skyland's resources, reduction of travel costs of personnel and greater flexibility in the scheduling and performance of validation projects. Throughout the remainder of 1996, the Company will incur approximately $600,000 of expenses, on a pre-tax basis, relating to the above.

The foregoing paragraph contains forward looking information concerning the Company's expected future expenditures for fiscal 1996 in connection with the establishment of two new validation service offices and relocation of the headquarters of the Company's Skyland subsidiary. The forward looking statements are necessarily estimates and reflect the Company's best judgement based upon current information. Factors which could cause actual expenditures to differ from those estimated by the Company include an unanticipated delay in implementing the establishment of the offices and the headquarters relocation.

6. In 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123"). SFAS 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. SFAS 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans to comply with the proforma disclosure method provisions of SFAS 123 and will disclose in its financial statements for the full year 1996 the proforma net income and earnings per share amounts assuming the fair value method was effective on January 1,

1995. SFAS 123 is effective for the fiscal year ending December 31, 1996. The adoption of SFAS 123 will not impact the Company's consolidated results of operations, financial position or cash flows.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Consolidated sales increased approximately 1.0% to $11,569,535 in 1996 from $11,455,026 in 1995. This increase resulted from a 3.6% increase in sales of sterilization services to $10,792,732 in 1996 from $10,415,093 in 1995, due to the recognition of progress billing toward an irradiator sold to the United States Department of Agriculture for insect sterilization. This increase was partially offset by increased competitive factors including pricing pressures which are expected to continue during 1996. Sales of validation services by the Company's Skyland subsidiary decreased to $776,802 in 1996 from $1,039,933 in 1995, due to a reduced need for validation services resulting from a slowdown in construction and new equipment purchasing in the pharmaceutical industry.

Gross profit decreased to 47.3% of sales in 1996 from 51.7% in 1995. This decrease is attributable to the reasons described above. This decrease was partially offset by the growth in consolidated sales.

Selling, general and administrative expenses, as a percentage of sales, were 26.6% in 1996 compared to 24.8% in 1995. This increase was primarily due to increased payroll and payroll related costs resulting from the additions to the corporate management staff.

Consolidated operating income decreased 21.9% to $2,401,404 in 1996 from $3,074,380 in 1995, and as a percentage of sales, to 20.7% in 1996 compared to 26.9% in 1995. Operating income from sterilization services (before corporate overhead) decreased to 30.9% of that segment's sales in 1996 from 34.2% in 1995. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to a loss of $25,841 in 1996 from income of $136,395 in 1995, primarily as a result of the decrease in sales.

Investment income increased to $191,910 in 1996 from $167,876 in 1995, primarily as a result of higher effective yields received on invested securities.

Interest expense decreased to $119,146 in 1996 from $135,252 in 1995 as a result of the payments of current maturities on long-term debt.

Net income decreased to $1,484,501 in 1996 from $1,864,202 in 1995. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 12.8% in 1996 compared to 16.4% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The increase in the Company's liquidity was principally attributable to the cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items such as depreciation and amortization. This increase was partially offset by cash used to fund investing primarily relating to capital expenditures for the purchase of equipment and radioisotope for the Company's existing sterilization facilities, and the construction of a new sterilization facility in Libertyville, Illinois.

The Company has utilized industrial development revenue bonds and sales of common stock to finance a substantial portion of the costs of constructing and equipping (including the purchase of radioisotope) some of its sterilization facilities. The obligations of the Company under the terms of the industrial development revenue bonds are collateralized by the property, plant, equipment and radioisotope purchased with the proceeds of such bonds and the agreements relating to such bonds contain various restrictive covenants. More recently, funds generated from operations have served as a source of funds used to finance the construction and equipping of facilities.

The Company believes that funds from operating activities will be sufficient to purchase radioisotope and to equip, on a year to year basis, the Company's existing sterilization faciltities. The Company may utilize existing credit facilities, which the Company expects to be able to renew annually, to fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments, which will mature in amounts necessary to cover the foreseeable expansion program of the Company. The Company's capital expenditures for 1996 are anticipated to be approximately $10 to $13 million, including the continuing construction and equipping of the Company's new sterilization facility in Libertyville, Illinois, which is expected to become operational in the latter part of 1996.

INFLATION

Inflation is not expected to have a significant impact on the Company's income, particularly as the United States economy is presently experiencing a period of low inflation. Based upon its experience since inception, the Company does not expect that future increases in the cost of radioisotope, ethylene oxide gas or other materials will be significant to its operations.

PART II.  OTHER INFORMATION

Item 1         Legal Proceedings

               None to report.

Item 2         Changes in Securities

               None to report.

Item 3         Defaults Upon Senior Securities

               None to report.

Item 4         Submissions of Matters to a Vote of Security Holders

               None to report.

Item 5         Other Information

               None to report.

Item 6         Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended March 31, 1996 and 1995. (Unaudited)

                    27       Financial Data Schedule

               (b)  Reports on Form 8-K:

                             During the three months ended March 31, 1996, the registrant filed no reports on Form 8-K.

                                                                  EXHIBIT XI (a)

                         ISOMEDIX INC. AND SUBSIDIARIES

             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE FOR THE
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995.
                                   (Unaudited)

Net income and common shares used in the calculation of earnings per share for the three months ended March 31, 1996 and 1995, were computed as follows:

                                                 March 31,             March 31,
                                                   1996                  1995
                                                ----------            ----------
Net Income                                      $1,484,501            $1,864,202
                                                ==========            ==========

Weighted average number
  of common shares
  outstanding during the
  period:                                        6,992,746             7,030,750

Add:  Shares issuable upon
  assumed exercise or con-
  version of stock options
  and warrants                                     198,879               235,173
                                                ----------            ----------

Common Shares                                    7,191,625             7,265,923
                                                ==========            ==========
Earnings per common share                       $      .21            $      .26
                                                ==========            ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ISOMEDIX INC.
                                                    (Registrant)

Date: 5-15-96                                       /s/ C. P. Truby
                                                    ----------------------------
                                                    Charles P. Truby
                                                    Executive Vice President
                                                    and Chief Operating Officer

Date: 5-15-96                                       /s/ Thomas J. DeAngelo
                                                    ----------------------------
                                                    Thomas J. DeAngelo
                                                    Vice President
                                                    Finance and Administration
                                                    and Chief Financial Officer

               EXHIBIT INDEX


Exhibit No.           Description
- ----------            -----------

   27                 Financial Data Schedule