Form 10-Q
period 1996-06-30
ISOMEDIX INC
filed 1996-08-13
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-12488
                                                ---------

                                 Isomedix Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    22-1986189
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation of organization)

        11 Apollo Drive, Whippany, New Jersey                      07981
     ---------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                 (201) 887-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996, 6,852,704 shares of common stock, $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                  JUNE 30, 1996


                                                                   Page
                                                                   Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                                          3-4

         June 30, 1996 and
         December 31, 1995

CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months Ended
         June 30, 1996 and 1995                                       5

         For the Six Months Ended
         June 30, 1996 and 1995                                       6

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY
         For the Six Months Ended
         June 30, 1996                                               7-8

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 9
         For the Six Months Ended
         June 30, 1996 and 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         10-12

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                      13-19

         PART II. OTHER INFORMATION                                20-23

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ISOMEDIX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995



                                                       June 30,     December 31,
                                                        1996            1995
                                                    ------------    ------------
                                                     (Unaudited)
         ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                         $  4,203,308    $  4,860,088
  Held-to-Maturity Securities                         17,304,883      17,003,329
  Accounts Receivable, Less
   Allowance for Doubtful Accounts
   of $475,000 at June 30, 1996
   and $350,000 at December 31, 1995                   8,583,491       8,048,560
  Prepaid Expenses and Other Current Assets              991,011         830,629
                                                    ------------    ------------
    Total Current Assets                              31,082,693      30,742,606
                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
  At Cost                                             68,378,868      66,751,900
  Less, Accumulated Depreciation                      19,203,009      17,855,870
                                                    ------------    ------------
                                                      49,175,859      48,896,030
                                                    ------------    ------------
RADIOISOTOPE
  At Cost                                             68,470,904      66,096,338
  Less, Accumulated Depreciation                      38,757,083      36,624,237
                                                    ------------    ------------
                                                      29,713,821      29,472,101
                                                    ------------    ------------

EXCESS OF COSTS OVER NET ASSETS ACQUIRED                 712,106         725,906
OTHER ASSETS                                           2,984,337       2,186,868
                                                    ------------    ------------

Total Assets                                        $113,668,816    $112,023,511
                                                    ============    ============

        See accompanying notes to the consolidated financial statements.

                                                   June 30,        December 31,
                                                     1996              1995
                                                 -------------    -------------
    LIABILITIES                                   (Unaudited)
CURRENT LIABILITIES
  Current Portion of Long-Term Debt              $     500,000    $     500,000
  Accounts Payable                                     816,041          766,914
  Accrued Expenses                                   1,145,783          864,539
  Contract Deposits                                     81,391          119,781
  Income Taxes Payable                                 471,900          545,888
                                                 -------------    -------------

    Total Current Liabilities                        3,015,115        2,797,122

LONG-TERM DEBT                                       8,500,000        8,600,000

DEFERRED INCOME TAXES                                8,647,256        8,453,497
                                                 -------------    -------------

    Total Liabilities                               20,162,371       19,850,619
                                                 -------------    -------------

    STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $1.00 par value
  Authorized - 1,000,000 shares
  Issued and Outstanding - none

COMMON STOCK
  $.01 par value
    Authorized - 15,000,000 shares
  Issued:
    June 30, 1996 - 7,169,868 shares
    December 31, 1995 - 7,169,868 shares
  Outstanding:
    June 30, 1996 - 6,852,704 shares
    December 31, 1995 - 6,984,528 shares                71,699           71,699

ADDITIONAL PAID-IN CAPITAL                          37,683,481       37,719,155

RETAINED EARNINGS                                   60,426,865       57,167,649
                                                 -------------    -------------

                                                    98,182,045       94,958,503

LESS, COMMON STOCK HELD IN THE TREASURY,
AT COST
         June 30, 1996 - 317,164 shares
         December 31, 1995 - 185,340 shares         (4,675,600)      (2,785,611)
                                                 -------------    -------------

         Total Stockholders' Equity                 93,506,445       92,172,892
                                                 -------------    -------------

         Total Liabilities and
           Stockholders' Equity                  $ 113,668,816    $ 112,023,511
                                                 =============    =============


        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                     June 30,                 June 30,
                                       1996          %          1995          %
                                   ------------    -----    ------------    -----
SALES                              $ 12,688,114    100.0    $ 11,479,351    100.0

COST OF SALES                         6,231,186     49.1       5,461,840     47.6
                                   ------------    -----    ------------    -----

GROSS PROFIT                          6,456,928     50.9       6,017,511     52.4

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES              3,605,003     28.4       2,870,241     25.0
                                   ------------    -----    ------------    -----

OPERATING INCOME                      2,851,925     22.5       3,147,270     27.4

OTHER INCOME (EXPENSE)
  Investment Income                     222,727      1.7         303,320      2.6
  Interest Expense                     (116,808)     (.9)       (137,655)    (1.2)
                                   ------------    -----    ------------    -----

INCOME BEFORE PROVISION
 FOR INCOME TAXES                     2,957,844     23.3       3,312,935     28.8

PROVISION FOR INCOME
 TAXES                                1,183,129      9.3       1,325,174     11.5
                                   ------------    -----    ------------    -----

NET INCOME                         $  1,774,715     14.0    $  1,987,761     17.3
                                   ============    =====    ============    =====


EARNINGS PER SHARE                 $        .25             $        .28
                                   ============             ============


        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                  June 30,                   June 30,
                                    1996           %           1995           %
                                ------------     -----     ------------     -----
SALES                           $ 24,257,648     100.0     $ 22,934,377     100.0

COST OF SALES                     12,326,996      50.8       10,997,518      48.0
                                ------------     -----     ------------     -----

GROSS PROFIT                      11,930,652      49.2       11,936,859      52.0

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES           6,677,323      27.5        5,715,209      24.9
                                ------------     -----     ------------     -----

OPERATING INCOME                   5,253,329      21.7        6,221,650      27.1

OTHER INCOME (EXPENSE)
  Investment Income                  414,637       1.7          471,196       2.1
  Interest Expense                  (235,954)     (1.0)        (272,907)     (1.2)
                                ------------     -----     ------------     -----

INCOME BEFORE PROVISION
 FOR INCOME TAXES                  5,432,012      22.4        6,419,939      28.0

PROVISION FOR INCOME
 TAXES                             2,172,796       9.0        2,567,976      11.2
                                ------------     -----     ------------     -----

NET INCOME                      $  3,259,216      13.4     $  3,851,963      16.8
                                ============     =====     ============     =====


EARNINGS PER SHARE              $        .45               $        .53
                                ============               ============

                         ISOMEDIX INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)


                                                                      TOTAL
                                                                   STOCKHOLDERS'
                                                                      EQUITY
                                                                   -------------
BALANCE - December 31, 1995                                        $ 92,172,892

    Exercise of Stock Options                                           155,920

    Acquisition of Treasury Stock                                    (2,145,003)

    Sales of Common Stock Under Employee
         Stock Purchase Plan                                             63,420

    Net Income                                                        3,259,216
                                                                   ------------

BALANCE - June 30, 1996                                            $ 93,506,445
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                                                COMMON STOCK                                       TREASURY STOCK
                                           ---------------------   ADDITIONAL                  ------------------------
                                            NUMBER                  PAID-IN        RETAINED      NUMBER
                                           OF SHARES      AMOUNT    CAPITAL        EARNINGS    OF SHARES      AMOUNT
BALANCE - December 31, 1995                7,169,868     $71,699  $37,719,155    $57,167,649   (185,340)   ($2,785,611)

    Exercise of Stock Options                                         (35,674)                   12,700        191,594

    Acquisition of Treasury Stock                                                              (150,000)    (2,145,003)

    Sales of Common Stock Under Employee
         Stock Purchase Plan                                                                      5,476         63,420

    Net Income                                                                     3,259,216
                                           ---------     -------  -----------    -----------   --------    -----------

BALANCE - June 30, 1996                    7,169,868     $71,699  $37,683,481    $60,426,865   (317,164)   ($4,675,600)
                                           =========     =======  ===========    ===========   ========    ===========


        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                              June 30,        June 30,
                                                                1996            1995
                                                            ------------    ------------
Cash flows from operating activities:
Net Income                                                  $  3,259,216    $  3,851,963
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                 3,479,985       3,434,790
  Amortization                                                   112,927         342,700
  Increase in allowance for doubtful accounts                    125,000
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                   (659,931)        406,927
   (Increase) decrease in prepaid expenses and
    other assets                                                (137,314)        602,195
   Increase (decrease)in accounts payable and
    accrued expenses                                             330,371        (941,569)
   (Decrease) increase in contract deposits                      (38,390)         36,114
   (Decrease) increase in income taxes payable                   (73,988)         30,833
   Increase in deferred income taxes                             193,759         169,975
                                                            ------------    ------------
Net cash provided by operating activities                      6,591,635       7,933,928
                                                            ------------    ------------
Cash flows from investing activities:
  Purchases of held to maturity securities                   (31,748,331)     (9,410,034)
  Proceeds from maturity of held to
   maturity securities                                        31,446,777       5,685,932
  Increase in equipment deposits                                (900,000)
  Additions to property, plant and
   equipment                                                  (1,626,968)     (3,215,894)
  Additions to radioisotope                                   (2,374,566)       (863,134)
  Other                                                          (19,664)        (32,745)
                                                            ------------    ------------
Net cash used in investing activities                         (5,222,752)     (7,835,875)
                                                            ------------    ------------
Cash flows from financing activities:
  Payment of long-term debt                                     (100,000)       (425,000)
  Purchases of treasury stock                                 (2,145,003)     (1,275,944)
  Other                                                                          (93,099)
  Proceeds of stock options exercised and
   employee stock purchases                                      219,340         287,728
                                                            ------------    ------------
Net cash used in financing activities                         (2,025,663)     (1,506,315)
                                                            ------------    ------------
Net decrease in cash and cash equivalents                       (656,780)     (1,408,262)
Cash and cash equivalents at beginning of period               4,860,088       5,961,473
                                                            ------------    ------------
  Cash and cash equivalents at end of period                $  4,203,308    $  4,553,211
                                                            ------------    ------------
Supplemental cash flow information:
  Cash paid for interest (net of amounts
  capitalized)                                              $    179,914    $    272,907
                                                            ------------    ------------
  Cash paid for income taxes                                $    499,702    $  1,856,339
                                                            ------------    ------------
Supplemental non-cash investing activities
Additions to radioisotope in satisfaction
  of lease receivable                                                       $    180,440
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

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended June 30, 1996 and 1995, the numbers of shares used in computing earnings per share were 7,172,600 and 7,189,192, respectively. For the six months ended June 30, 1996 and 1995, the numbers of shares used in computing earnings per share were 7,182,112 and 7,227,558, respectively.

3. As of June 30, 1996, debt securities had a carrying value of $17,304,883 and a market value of $17,362,859. The market value is calculated using information provided by outside quotation services. The Company's investments consist of debt instruments from federal, and various state and municipal issuers with maturity dates not exceeding one year.

Gross unrealized losses were $2,574 at June 30, 1996, compared to $237,326 at June 30, 1995.

4. The Company has reclassified certain prior period amounts to conform with the 1996 presentation.

5. In April, 1996, the Company made a decision to establish two fully operational validation service offices in New Jersey and Southern California. As part of this process, the headquarters of Skyland will be relocated from Bozeman, Montana to the vicinity of the Company's corporate office. Each regional operation will be in proximity to pharmaceutical industry concentration and will have the full complement of personnel and test equipment to conduct full scale validation projects. The benefits derived from this decision are greater access to Skyland's resources, reduction of travel costs of personnel and greater flexibility in the scheduling and performance of validation projects. Throughout the remainder of 1996, the Company will incur approximately an additional $250,000 of expenses, on a pre-tax basis, relating to the above.

The foregoing paragraph contains forward looking information concerning the Company's expected future expenditures for fiscal 1996 in connection with the establishment of two new validation service offices and relocation of the headquarters of the Company's Skyland subsidiary. The forward looking statements are necessarily estimates and reflect the Company's best judgment based upon current information. Factors which could cause actual expenditures to differ from those estimated by the Company include an unanticipated delay in implementing the establishment of the offices and the headquarters relocation.

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

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Consolidated sales increased approximately 10.5% to $12,688,114 in 1996 from $11,479,351 in 1995. This increase resulted from a 7.9% increase in sales of sterilization services to $11,562,127 in 1996 from $10,713,606 in 1995, due to the higher volumes of product processed for new and existing customers. This increase was partially offset by increased competitive factors including pricing pressures which are expected to continue during 1996. These pricing pressures are resulting in lower margin business for the Company, offset in part by higher volumes. Sales of validation services by the Company's Skyland subsidiary increased 47.0% to $1,125,987 in 1996 from $765,745 in 1995, due to additional contracts with new and existing customers.

Gross profit decreased to 50.9% of sales in 1996 from 52.4% in 1995. This decrease is attributable to increased competitive factors including pricing pressures, as described above. This decrease was partially offset by the growth in consolidated sales.

Selling, general and administrative expenses, as a percentage of sales, were 28.4% in 1996 compared to 25.0% in 1995. This increase was primarily due to a one-time charge of $350,000 ($210,000 after tax) in connection with the relocation of the headquarters of the Company's Skyland subsidiary to the vicinity of the Company's corporate office and the establishment of a West Coast regional center of operations. Selling, general and administrative expense was also impacted by increased payroll and payroll related costs resulting from the additions to the corporate management staff.

Consolidated operating income increased 1.7% to $3,201,825 in 1996 from $3,147,270 in 1995, and as a percentage of sales, to 25.2% in 1996 compared to 27.4% in 1995, before a one-time charge in 1996 of $350,000 on a pretax basis in connection with the relocation of the headquarters of the Company's Skyland subsidiary to the vicinity of the Company's corporate office and the establishment of a West Coast regional center of operations. After taking into account the one-time charge, operating income decreased 9.4% to $2,851,925 in 1996 from $3,147,270 in 1995, and as a percentage of sales to 22.5% in 1996 compared to 27.4% in 1995. Operating income from sterilization services (before corporate overhead) decreased to 34.8% of that segment's sales in 1996 from 36.8% in 1995. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to a loss of $199,412 in 1996 from income of $7,905 in 1995, primarily as a result of the one-time charge of $350,000 ($210,000 after tax) in connection with the relocation of the headquarters of Skyland and the establishment of a West Coast regional center of operations, as partially offset by the increase in sales.

Investment income decreased to $222,727 in 1996 from $303,320 in 1995, primarily as a result of a decrease in invested capital, compared to a year ago, due to the purchase of Company common stock, radioisotope and property, plant and equipment, as partially offset by higher effective yields received on invested securities.

Interest expense decreased to $116,808 in 1996 from $137,655 in 1995 as a result of the payments of current maturities on long-term debt.

Net income decreased to $1,774,715 in 1996 from $1,987,761 in 1995. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 14.0% in 1996 compared to 17.3% in 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Consolidated sales increased approximately 5.8% to $24,257,648 in 1996 from $22,934,377 in 1995. This increase resulted from a 5.8% increase in sales of sterilization services to $22,354,859 in 1996 from $21,128,699 in 1995, due to higher volumes of products processed for new and existing customers and the recognition of progress billing toward an irradiator sold to the United States Department of Agriculture for insect sterilization. This increase was partially offset by increased competitive factors including pricing pressures which are expected to continue during 1996. These pricing pressures are resulting in lower margin business for the Company, offset in part by higher volumes. Sales of validation services by the Company's Skyland subsidiary increased 5.4% to $1,902,789 in 1996 from $1,805,678 in 1995, due to additional contracts for new and existing customers.

Gross profit decreased to 49.2% of sales in 1996 from 52.0% in 1995. This decrease is attributable to increased competitive factors including pricing pressures, as described above. This decrease was partially offset by the growth in consolidated sales.

Selling, general and administrative expenses, as a percentage of sales, were 27.5% in 1996 compared to 24.9% in 1995. This increase was primarily due to a one-time charge of $350,000 ($210,000 after tax) in connection with the relocation of the headquarters of the Company's Skyland subsidiary to the vicinity of the Company's Corporate office and the establishment of a West Coast regional center of operations. Selling, general and administrative expense was also impacted by increased payroll and payroll related costs resulting from the additions to the corporate management staff.

Consolidated operating income decreased 15.6% to $5,253,329 in 1996 from $6,221,650 in 1995, and as a percentage of sales, to 21.7% in 1996 compared to 27.1% in 1995. Operating income from sterilization services (before corporate overhead) decreased to 32.9% of that segment's sales in 1996 from 35.5% in 1995. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to a loss of $225,253 in 1996 from income of $144,300 in 1995, primarily as a result of the one-time charge, in 1996, of $350,000 ($210,000 after tax) in connection with the relocation of the headquarters of Skyland and the establishment of a West Coast regional center of operations.

Investment income decreased to $414,637 in 1996 from $471,196 in 1995, primarily as a result of a decrease in invested capital, compared to a year ago, due to the purchase of Company common stock, and radioisotope and property, plant and equipment, as partially offset by higher effective yields received on invested securities.

Interest expense decreased to $235,954 in 1996 from $272,907 in 1995 as a result of the payments of current maturities on long-term debt.

Net income decreased to $3,259,216 in 1996 from $3,851,963 in 1995. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 13.4% in 1996 compared to 16.8% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The increase in the Company's liquidity was principally attributable to the cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items such as depreciation and amortization. This increase was partially offset by cash used to fund capital expenditures for the purchase of equipment and radioisotope for the Company's existing sterilization facilities, the construction of a new sterilization facility in Libertyville, Illinois, and the purchase of Company common stock.

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

The Company believes that funds from operating activities will be sufficient to purchase radioisotope and to equip, on a year to year basis, the Company's existing sterilization facilities. The Company may utilize existing credit facilities, which the Company expects to be able to renew annually, to fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments, which will mature in amounts necessary to cover the foreseeable expansion program of the Company. The Company's capital expenditures for 1996 are anticipated to be approximately $13 million, including the continuing construction and equipping of the Company's new sterilization facility in Libertyville, Illinois, which is expected to become operational in the latter part of 1996.

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

Item 4    Submissions of Matters to a Vote of Security Holders

          a)        Registrant held its Annual Meeting of Stockholders on May
                    17, 1996.

                    Holders of at least 5,864,757 shares of the Common Stock of the Company were present in person or represented by proxy, being approximately 83.82% of the 6,996,213 shares of Common Stock of the Company outstanding at the close of business on March 25, 1996, the Record Date of the Meeting.

          The following matters were acted on by the stockholders at the
          Meeting:

          1) The following persons were elected to the Board of Directors, as follows:

                                             Votes         Votes          Votes
                                              For         Against      Abstaining
                    Thomas J. DeAngelo     5,829,307                      35,450
                    Thomas M. Haythe       5,828,407                      36,350

                    The following persons continue as directors after the
                    Meeting: H. Stuart Campbell, Elmer A. Sticco, David M. Lank, John Masefield and Peter Mayer.

          2) A proposal for the adoption of the Isomedix Inc. 1996 Long Term Incentive Plan was approved, as follows: 3,078,004 shares voted in favor 838,993 shares voted against and 19,865 shares abstained.

          3) A proposal for the ratification of the selection of Coopers & Lybrand L.L.P. to serve as the auditors for the fiscal year ending December 31, 1996 was approved, as follows:
                    5,819,167 shares voted in favor, 33,000 shares voted against and 12,590 shares abstained.

PART II.  OTHER INFORMATION


Item 5         Other Information

               None to report.

Item 6         Exhibits and Reports on Form 10-Q

               (a)   Exhibits:

                     XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended June 30, 1996 and 1995. (Unaudited)

                     XI(b) Statement Re: Computation of Earnings Per Share for the Six Months Ended June 30, 1996 and 1995. (Unaudited)

                     27      Financial Data Schedule

               (b)   Reports on Form 8-K:

                     During the three months ended June 30, 1996, the registrant filed no reports on Form 8-K.

                                                                  EXHIBIT XI (a)



                         ISOMEDIX INC. AND SUBSIDIARIES

             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE FOR THE
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995.
                                   (Unaudited)



Net income and common shares used in the calculation of earnings per share for the three months ended June 30, 1996 and 1995, were computed as follows:


                                                      June 30,         June 30,
                                                        1996             1995
                                                     ----------       ----------
Net Income                                           $1,774,715       $1,987,761
                                                     ==========       ==========

Weighted average number
  of common shares
  outstanding during the
  period:                                             6,969,955        6,980,305

Add:  Shares issuable upon
  assumed exercise or con-
  version of stock options
  and warrants                                          202,645          208,887
                                                     ----------       ----------

Common Shares                                         7,172,600        7,189,192
                                                     ==========       ==========

Earnings per common share                            $      .25       $      .28
                                                     ==========       ==========

                                                                  EXHIBIT XI (b)



                         ISOMEDIX INC. AND SUBSIDIARIES

             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE FOR THE
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995.
                                   (Unaudited)



Net income and common shares used in the calculation of earnings per share for the six months ended June 30, 1996 and 1995, were computed as follows:


                                                    June 30,           June 30,
                                                      1996               1995
                                                   ----------         ----------
Net Income                                         $3,259,216         $3,851,963
                                                   ==========         ==========

Weighted average number
  of common shares
  outstanding during the
  period:                                           6,981,350          7,005,528

Add:  Shares issuable upon
  assumed exercise or con-
  version of stock options
  and warrants                                        200,762            222,030
                                                   ----------         ----------

Common Shares                                       7,182,112          7,227,558
                                                   ==========         ==========

Earnings per common share                          $      .45         $      .53
                                                   ==========         ==========

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ISOMEDIX INC.
                                      (Registrant)



Date:  August 9, 1996                 /s/ Peter Mayer
                                      ---------------------------
                                      Peter Mayer
                                      President and
                                      Chief Executive Officer


Date:  August 9, 1996                 /s/ Thomas J. DeAngelo
                                      ---------------------------
                                      Thomas J. DeAngelo
                                      Vice President
                                      Finance and Administration
                                      and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

                    Exhibit 27     Financial Data Schedule