Form 10-Q
period 1996-09-30
ISOMEDIX INC
filed 1996-11-14
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996 6,872,693 shares of common stock, $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               SEPTEMBER 30, 1996





                                                           Page
                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                                 3-4

      September 30, 1996 and
      December 31, 1995

CONSOLIDATED STATEMENTS OF INCOME
      For the Three Months Ended
      September 30, 1996 and 1995                           5

      For the Nine Months Ended
      September 30, 1996 and 1995                           6

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY                                     7-8
      For the Nine Months Ended
      September 30, 1996

CONSOLIDATED STATEMENTS OF CASH FLOWS                       9
      For the Nine Months Ended
      September 30, 1996 and 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  10-12

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations               13-18

PART II.  OTHER INFORMATION                                 19-22

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ISOMEDIX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                                  September 30,      December 31,
                                                      1996               1995
                                                  -------------      ------------
                                                   (Unaudited)
      ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                       $  4,796,427       $  4,860,088
  Investments                                       17,495,382         17,003,329
  Accounts Receivable, Less
   Allowance for Doubtful Accounts
   of $475,000 at September 30, 1996
   and $350,000 at December 31, 1995                 8,487,721          8,048,560
  Prepaid Expenses and Other Current Assets            874,993            830,629
                                                  ------------       ------------
   Total Current Assets                             31,654,523         30,742,606
                                                  ------------       ------------
PROPERTY, PLANT AND EQUIPMENT
  At Cost                                           69,601,930         66,751,900
  Less, Accumulated Depreciation                    19,885,883         17,855,870
                                                  ------------       ------------
                                                    49,716,047         48,896,030
                                                  ------------       ------------
RADIOISOTOPE
  At Cost                                           70,207,595         66,096,338
  Less, Accumulated Depreciation                    39,896,684         36,624,237
                                                  ------------       ------------
                                                    30,310,911         29,472,101
                                                  ------------       ------------
EXCESS OF COSTS OVER NET ASSETS ACQUIRED               705,206            725,906
OTHER ASSETS                                         3,083,377          2,186,868
                                                  ------------       ------------
    Total Assets                                  $115,470,064       $112,023,511
                                                  ============       ============

        See accompanying notes to the consolidated financial statements.

                                                September 30,         December 31,
                                                    1996                 1995
                                                -------------        -------------
                                                 (Unaudited)
    LIABILITIES
CURRENT LIABILITIES
  Current Portion of Long-Term Debt             $     500,000        $     500,000
  Accounts Payable and Accrued Expenses             1,550,311            1,631,453
  Contract Deposits                                    81,391
                                                                           119,781
  Income Taxes Payable                                472,175              545,888
                                                -------------        -------------
    Total Current Liabilities                       2,603,877            2,797,122

LONG-TERM DEBT                                      8,500,000            8,600,000

DEFERRED INCOME TAXES                               8,776,007            8,453,497
                                                -------------        -------------
    Total Liabilities                              19,879,884           19,850,619
                                                -------------        -------------
    STOCKHOLDERS' EQUITY

PREFERRED STOCK
  $1.00 par value
  Authorized - 1,000,000 shares
  Issued and Outstanding - none

COMMON STOCK
  $.01 par value
  Authorized - 15,000,000 shares Issued:
    September 30, 1996 - 7,169,868 shares
    December 31, 1995 - 7,169,868 shares
  Outstanding:
    September 30, 1996 - 6,872,693 shares
    December 31, 1995 - 6,984,528 shares               71,699               71,699

ADDITIONAL PAID-IN CAPITAL                         37,648,104           37,719,155

RETAINED EARNINGS                                  62,251,327           57,167,649
                                                -------------        -------------
                                                   99,971,130           94,958,503
LESS, COMMON STOCK HELD IN THE TREASURY,
      AT COST
      September 30, 1996 - 297,175 shares
      December 31, 1995 - 185,340 shares           (4,380,950)          (2,785,611)
                                                -------------        -------------
      Total Stockholders' Equity                   95,590,180           92,172,892
                                                -------------        -------------
      Total Liabilities and
        Stockholders' Equity                    $ 115,470,064        $ 112,023,511
                                                =============        =============

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                              September 30,                   September 30,
                                   1996             %              1995             %
                              -------------       -----       -------------       -----
SALES                          $11,946,119        100.0        $11,008,841        100.0

COST OF SALES                    6,189,794         51.8          5,352,263         48.6
                               -----------        -----        -----------        -----
GROSS PROFIT                     5,756,325         48.2          5,656,578         51.4

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES         2,852,709         23.9          2,728,324         24.8
                               -----------        -----        -----------        -----
OPERATING INCOME                 2,903,616         24.3          2,928,254         26.6

OTHER INCOME (EXPENSE)
  Investment Income                247,019          2.1            293,329          2.6
  Interest Expense                (109,583)         (.9)          (125,968)        (1.1)
                               -----------        -----        -----------        -----
INCOME BEFORE PROVISION
 FOR INCOME TAXES                3,041,052         25.5          3,095,615         28.1

PROVISION FOR INCOME
 TAXES                           1,216,421         10.2          1,238,501         11.2
                               -----------        -----        -----------        -----
NET INCOME                     $ 1,824,631         15.3        $ 1,857,114         16.9
                               ===========        =====        ===========        =====
EARNINGS PER SHARE             $       .26                     $       .26
                               ===========                     ===========

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                              September 30,                   September 30,
                                   1996             %             1995              %
                              -------------       -----       -------------       -----
SALES                          $36,203,768        100.0        $33,943,218        100.0

COST OF SALES                   18,517,251         51.1         16,349,781         48.2
                               -----------        -----        -----------        -----
GROSS PROFIT                    17,686,517         48.9         17,593,437         51.8

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES         9,529,823         26.3          8,443,533         24.9
                               -----------        -----        -----------        -----
OPERATING INCOME                 8,156,694         22.6          9,149,904         26.9

OTHER INCOME (EXPENSE)
  Investment Income                661,637          1.8            764,525          2.3

  Interest Expense                (345,536)        (1.0)          (398,875)        (1.2)
                               -----------        -----        -----------        -----
INCOME BEFORE PROVISION
 FOR INCOME TAXES                8,472,795         23.4          9,515,554         28.0

PROVISION FOR INCOME
 TAXES                           3,389,117          9.4          3,806,477         11.2
                               -----------        -----        -----------        -----
NET INCOME                     $ 5,083,678         14.0        $ 5,709,077         16.8
                               ===========        =====        ===========        =====
EARNINGS PER SHARE             $       .72                     $       .79
                               ===========                     ===========

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                                                       TOTAL
                                                                   STOCKHOLDERS'
                                                                      EQUITY

BALANCE - December 31, 1995                                        $ 92,172,892

    Exercise of Stock Options                                           346,394

    Acquisition of Treasury Stock                                    (2,145,003)

    Sales of Common Stock Under Employee
      Stock Purchase Plan                                               132,219

    Net Income                                                        5,083,678
                                                                   ------------
BALANCE - September 30, 1996                                       $ 95,590,180
                                                                   ============

        See accompanying notes to the consolidated financial statements.

    COMMON STOCK                                            TREASURY STOCK
--------------------     ADDITIONAL                    ------------------------
  NUMBER                  PAID-IN         RETAINED       NUMBER
OF SHARES     AMOUNT      CAPITAL         EARNINGS     OF SHARES       AMOUNT

7,169,868    $71,699    $37,719,155     $57,167,649    (185,340)    ($2,785,611)

                            (71,051)                     28,028         417,445

                                                       (150,000)     (2,145,003)

                                                         10,137         132,219

                                          5,083,678
---------    -------    -----------     -----------    --------     -----------
7,169,868    $71,699    $37,648,104     $62,251,327    (297,175)    ($4,380,950)
=========    =======    ===========     ===========    ========     ===========

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)
                (Decrease) Increase in Cash and Cash Equivalents

                                                     September 30,       September 30,
                                                         1996                1995
                                                     ------------        -------------
Cash flows from operating activities:
Net income                                           $  5,083,678        $  5,709,077
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                          5,303,445           5,175,037
  Amortization                                            134,074             527,458
  Increase in allowance for doubtful accounts             125,000
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable            (564,161)            205,628
   (Increase) decrease in prepaid expenses and
    other assets                                          (44,364)            773,159
   Decrease in accounts payable and
    accrued expenses                                      (81,142)         (1,287,714)
   (Decrease) increase in contract deposits               (38,390)             33,597
   (Decrease) increase in income taxes payable            (73,713)            158,352
   Increase in deferred income taxes                      322,510             320,805
----------------------------------------------       ------------        ------------
Net cash provided by operating activities              10,166,937          11,615,399
----------------------------------------------       ------------        ------------
Cash flows from investing activities:
  Purchases of Investment                             (49,209,470)        (21,141,960)
  Proceeds from maturity of Investment                 48,717,417          17,197,322
  Additions to property, plant and
   equipment                                           (2,850,030)         (3,549,409)
  Additions to radioisotope                            (4,111,257)         (1,489,387)
  Increase in equipment deposits                         (900,000)
  Other                                                  (110,868)            (48,310)
----------------------------------------------       ------------        ------------
Net cash used in investing activities                  (8,464,208)         (9,031,744)
----------------------------------------------       ------------        ------------
Cash flows from financing activities:
  Payment of long-term debt                              (100,000)           (500,000)
  Purchases of treasury stock                          (2,145,003)         (1,275,944)
  Proceeds of stock options exercised and
   employee stock purchases                               478,613             360,779
  Other                                                                       (93,098)
----------------------------------------------       ------------        ------------
Net cash used in financing activities                  (1,766,390)         (1,508,263)
----------------------------------------------       ------------        ------------
Net (decrease)increase in cash and cash
 equivalents                                              (63,661)          1,075,392
Cash and cash equivalents at beginning of
 period                                                 4,860,088           5,961,473
----------------------------------------------       ------------        ------------
Cash and cash equivalents at end of period           $  4,796,427        $  7,036,865
----------------------------------------------       ------------        ------------
Supplemental cash flow information:
----------------------------------------------
  Cash paid for interest (net of amounts
  capitalized)                                       $    324,967        $    399,975
----------------------------------------------       ------------        ------------
  Cash paid for income taxes                         $  3,125,091        $  2,825,934
----------------------------------------------       ------------        ------------
Supplemental non-cash investing activities
----------------------------------------------
  Additions to radioisotope in satisfaction
   of lease receivable                                                   $    217,692
                                                                         ------------

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The interim consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair statement of results for the periods presented. Sales and net income for any interim period are not necessarily indicative of results for a full year.

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended September 30, 1996 and 1995, the numbers of shares used in computing earnings per share were 7,123,610 and 7,182,661, respectively. For the nine months ended September 30, 1996 and 1995, the numbers of shares used in computing earnings per share were 7,162,611 and 7,212,592, respectively.

3. As of September 30, 1996, debt securities had a carrying value of $17,495,382 and a market value of $17,530,197. The market value is calculated using information provided by outside quotation services. The Company's investments consist of debt instruments from Federal issuers with maturity dates not exceeding one year.

4. The Company has reclassified certain prior period amounts to conform with the 1996 presentation.

5. In April, 1996, the Company made a decision to establish two fully operational validation service offices in New Jersey and Southern California. As part of this process, the headquarters of Skyland relocated from Bozeman, Montana to the vicinity of the Company's corporate office. Each regional operation is in proximity to pharmaceutical industry concentration and will have the full complement of personnel and test equipment to conduct full scale validation projects. The benefits derived from this decision are greater access to Skyland's resources, reduction of travel costs of personnel and greater flexibility in the scheduling and performance of validation projects. Throughout the remainder of 1996, the Company will incur approximately an additional $80,000 of expenses, on a pre-tax basis, relating to the above.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Consolidated sales increased approximately 8.5% to $11,946,119 in 1996 from $11,008,841 in 1995. This increase resulted from a 7.0% increase in sales of sterilization services to $11,033,486 in 1996 from $10,312,176 in 1995, due to the higher volumes of product processed for new and existing customers. This increase was partially offset by increased competitive factors including pricing pressures which are expected to continue for the remainder of 1996 and into 1997. These pricing pressures are resulting in lower margin business for the Company, offset in part by higher volumes. Sales of validation services by the Company's Skyland subsidiary increased 31.0% to $912,633 in 1996 from $696,665 in 1995, due to additional contracts with new and existing customers.

Gross profit decreased to 48.2% of sales in 1996 from 51.4% in 1995. This decrease is attributable in part to increased competitive factors including pricing pressures, as described above. This decrease was partially offset by the growth in consolidated sales.

Selling, general and administrative expenses, as a percentage of sales, were 23.9% in 1996 compared to 24.8% in 1995. This decrease was attributable to the increase in sales. Selling, general and administrative expense increased 4.6% primarily resulting from the increased payroll and payroll-related costs due to the additions to the corporate management staff.

Consolidated operating income was flat at $2,903,616 in 1996 compared to $2,928,254 in 1995, and as a percentage of sales, it decreased to 24.3% in 1996 compared to 26.6% in 1995. Operating income from sterilization services (before corporate overhead) increased $229,278 to $3,925,591 in 1996 from $3,696,313 in 1995 due to the increase in sales which was offset by margin decreases due to pricing. However, as a percentage of sales, operating income was flat at 35.6% in 1996 compared to 35.8% in 1995. Operating income from validation services (before corporate overhead) decreased to a loss of $206,362 in 1996 from a loss of $49,614 in 1995, primarily as a result of expenses relating to the hiring of contract labor to support the sales effort during the relocation of Skyland.

Investment income decreased to $247,019 in 1996 from $293,329 in 1995, primarily as a result of a decrease in invested capital, compared to a year ago, due to the purchase of Company common stock, radioisotope and property, plant and equipment, as partially offset by higher effective yields received on invested securities.

Interest expense decreased to $109,583 in 1996 from $125,968 in 1995, as a result of the payments of current maturities on long-term debt.

Net income was flat at $1,824,631 in 1996 compared to $1,857,114 in 1995. As a percentage of sales, net income was 15.3% in 1996 compared to 16.9% in 1995. This decrease in the net income margin was attributable to the reasons described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Consolidated sales increased approximately 6.7% to $36,203,768 in 1996 from $33,943,218 in 1995. This increase resulted from a 6.2% increase in sales of sterilization services to $33,388,345 in 1996 from $31,440,875 in 1995, due to higher volumes of products processed for new and existing customers and the recognition of progress billings toward an irradiator sold to the United States Department of Agriculture for insect sterilization. This increase was partially offset by increased competitive factors including pricing pressures which are expected to continue for the remainder of 1996 and into 1997. These pricing pressures are resulting in lower margin business for the Company, offset in part by higher volumes. Sales of validation services by the Company's Skyland subsidiary increased 12.5% to $2,815,423 in 1996 from $2,502,343 in 1995, due to additional contracts for new and existing customers.

Gross profit decreased to 48.9% of sales in 1996 from 51.8% in 1995. This decrease is attributable to increased competitive factors including pricing pressures, as described above. This decrease was partially offset by the growth in consolidated sales.

Selling, general and administrative expenses, as a percentage of sales, were 26.3% in 1996 compared to 24.9% in 1995. This increase was primarily due to a one-time charge in connection with the relocation of the headquarters of the Company's Skyland subsidiary to the vicinity of the Company's corporate office and the establishment of a West Coast regional center of operations. Selling, general and administrative expense was also impacted by increased payroll and payroll related costs resulting from the additions to the corporate management staff.

Consolidated operating income decreased 10.9% to $8,156,694 in 1996 from $9,149,904 in 1995, and as a percentage of sales, decreased to 22.6% in 1996 compared to 26.9% in 1995. Operating income from sterilization services (before corporate overhead) decreased to 33.8% of that segment's sales in 1996 from 35.6% in 1995. These decreases resulted from the factors described above. Operating income from validation services (before corporate overhead) decreased to a loss of $431,615 in 1996 from income of $94,686 in 1995, primarily as a result of the one-time charge in 1996 in connection with the relocation of the headquarters of Skyland and the establishment of a West Coast regional center of operations, and as a result of the hiring of contract labor to support the sales effort during the relocation.

Investment income decreased to $661,637 in 1996 from $764,525 in 1995, primarily as a result of a decrease in invested capital compared to a year ago, due to the purchase of Company common stock, radioisotope and property, plant and equipment, as partially offset by higher effective yields received on invested securities.

Interest expense decreased to $345,536 in 1996 from $398,875 in 1995 as a result of the payments of current maturities on long-term debt.

Net income decreased to $5,083,678 in 1996 from $5,709,077 in 1995. This decrease in net income was attributable to the reasons described above. As a percentage of sales, net income was 14.0% in 1996 compared to 16.8% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The increase in the Company's liquidity was principally attributable to the cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items such as depreciation and amortization. This increase was partially offset by cash used to fund capital expenditures for the purchase of radioisotope and equipment for the Company's existing sterilization facilities, the construction of a new sterilization facility in Libertyville, Illinois, and the purchase of Company common stock.

The Company currently utilizes excess cash flows from operations to fund capital expenditures and facility expansion. In prior years, the Company has utilized industrial development revenue bonds and sales of common stock to finance a substantial portion of the costs of constructing and equipping (including the initial purchase of radioisotope) some of its sterilization facilities. Industrial development revenue bonds are collateralized by the property, plant, equipment and radioisotope purchased with the proceeds of such bonds and the agreements relating to such bonds contain various restrictive covenants.

The Company believes that funds from operating activities will be sufficient to purchase radioisotope and to equip, on a year-to-year basis, the Company's existing sterilization facilities.

The Company may also utilize existing credit facilities, which the Company expects to be able to renew annually, to fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments. The Company's capital expenditures for 1996 are anticipated to be approximately $10 to $12 million, including the constructing and equipping of the Company's new sterilization facility in Libertyville, Illinois, which is expected to become operational in the first half of 1997.

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

Item 4         Submissions of Matters to a Vote of Security Holders

               None to report.

Item 5         Other Information

               None to report.

Item 6         Exhibits and Reports on Form 8-K

               (a)   Exhibits:

                     11.1 Statement Re: Computation of Earnings Per Share For the Three Months Ended September 30, 1996 and 1995. (Unaudited)

                     11.2 Statement Re: Computation of Earnings Per Share For the Nine Months Ended September 30, 1996 and 1995. (Unaudited)

                     27       Financial Data Schedule

               (b)   Reports on Form 8-K:

                     During the three months ended September 30, 1996, Registrant filed no reports on Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ISOMEDIX INC.
                                          (Registrant)



Date: November 13, 1996                   /s/ Peter Mayer
                                          --------------------------------------
                                          Peter Mayer
                                          President and Chief Executive Officer



Date: November 13, 1996                   /s/ Thomas J. DeAngelo
                                          --------------------------------------
                                          Thomas J. DeAngelo
                                          Vice President
                                          Finance and Administration and
                                          Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT No.               DESCRIPTION

  11.1 COMPUTATION OF EARNINGS PER SHARE FOR THR THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. (UNAUDITED)


  11.2 COMPUTATION OF EARNINGS PER SHARE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. (UNAUDITED)


  27                  FINANCIAL DATA SCHEDULE