Form 10-K405
period 1996-12-31
ISOMEDIX INC
filed 1997-03-31
CIK 719522

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

For the Fiscal Year Ended December 31, 1996

                                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________to_________

                         Commission file number 0-12488

                                  ISOMEDIX INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              22-1986189
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

        11 Apollo Drive
        Whippany, New Jersey                                        07981
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

                                      None
                                 Title of class

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             Page 1 of ____ pages.
                         Index to Exhibits at page __.

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                  Aggregate market value as of March 21, 1997 .............$79,514,239

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Common Stock, $.01 par value, as of March 21, 1997.......6,425,393

                       DOCUMENTS INCORPORATED BY REFERENCE

                  List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

         Annual Report to Stockholders for the fiscal year ended December 31, 1996 -- Part I, Part II and Part IV.

         Proxy Statement dated March 31, 1997 -- Part III

                                     PART I

ITEM 1.  BUSINESS.

General

                  Isomedix Inc. (together with its subsidiaries, where appropriate, the "Company") has been engaged for more than 24 years in the business of providing contract sterilization services to manufacturers of pre-packaged products, such as healthcare and certain consumer products.

                  Although gamma radiation is the preferred method of sterilization of healthcare and certain consumer products, there is a continuing demand for contract ethylene oxide sterilization of those products which cannot tolerate exposure to radiation. In recognition of a market opportunity for technologically advanced ethylene oxide sterilization services, the Company commenced the development of an ethylene oxide sterilization program in 1988 and by February 1990 had two state-of-the-art ethylene oxide sterilization facilities operational. In January 1993, another ethylene oxide facility commenced operations at the Company's gamma radiation facility in Northborough, Massachusetts. In December 1995, the Company purchased an existing ethylene oxide sterilization facility in Temecula, California, from an unrelated party. The addition of an ethylene oxide sterilization program has enabled the Company to offer many customers a single source for most or all of their sterilization requirements. The Company believes that its ethylene oxide technology offers technical, environmental and worker safety advantages which are currently unavailable at many existing ethylene oxide sterilization facilities in the United States.

                  The Company has a network of eleven gamma facilities, five ethylene oxide facilities (four of which are combined gamma/ethylene oxide facilities), and one electron beam facility in the United States, Canada and Puerto Rico.

Industry Overview and Company Strategy

                  A broad range of healthcare and certain consumer products need to be free of objectionable microbial levels which is referred to as "sterile" or to have acceptable microbial levels when sold as nonsterile product, such as cosmetics and spices. The principal methods used to achieve sterility or microbial reduction are ionizing radiation sterilization utilizing principally gamma radiation from cobalt-60, electron beam sterilization and ethylene oxide sterilization utilizing gaseous ethylene oxide. Ethylene oxide sterilization was first used commercially in the United States in the late 1940's and gamma radiation sterilization was first used commercially in the United States in the mid-1960's.

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

                  Ionizing gamma radiation, which is similar to x-ray radiation, is generated by the spontaneous decay of radioisotopes. As a result, the radioisotopes must be supplemented regularly and eventually replaced. Since gamma radiation is electro-magnetic in nature, and is not itself radioactive, substances exposed to gamma radiation cannot become radioactive. Cobalt-60 is the radioisotope used for the commercial processing of medical devices and other products.

                  Ionizing gamma radiation is inherently reliable, predictable and non-toxic and the only variable which must be controlled during sterilization is the time of exposure of the product to the energy source. As a result, the product is deemed to be sterile immediately after it is processed upon confirmation that a predetermined dose of gamma radiation has been delivered. Further, gamma radiation is able to penetrate all forms of packaging material (including sealed foil, glass and metal containers) and to sterilize the product uniformly without leaving chemical residues or significantly raising product temperature.

                  Radiation from electron beam accelerators is also ionizing in nature, but, with generally lower mass penetration capability. It differs from gamma radiation, however, in that its generation relies on electrical power input rather than the spontaneous decay of radioisotope.

                  The Company believes, however, that ethylene oxide sterilization will continue to be preferred for certain products that are not well-suited for radiation sterilization. Examples of such products include: materials that discolor when exposed to gamma radiation, such as certain cotton products; products treated with special compounds, such as lubricated needles and catheters; and products consisting of an array of components that are not otherwise compatible with radiation, such as certain pre-packaged custom surgical procedure trays and kits. Custom procedure trays and kits often contain the medications required for a specific surgical procedure which cannot be readily radiation sterilized. Most custom procedure trays and kits are currently sterilized with ethylene oxide.

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

                  First, ethylene oxide has been identified as a mutagenic substance with possible carcinogenic properties, and its use has become subject to more stringent regulation by the Occupational Safety and Health Administration ("OSHA"), the Environmental Protection Agency (the "EPA") and various state agencies. These regulations included stricter limits on permissible worker exposure levels to ethylene oxide and limits on permissible emissions of ethylene oxide into the earth's atmosphere. The EPA published regulations controlling ethylene oxide emissions from industrial sterilizers in February 1994 which became effective in November 1994.

                  In addition, environmental concerns with respect to Freon, a chlorofluorocarbon which had traditionally been used to dilute ethylene oxide, has also had an impact on ethylene oxide production. Currently, almost all production and importation of Freon is banned in the United States. Although it remains legal to purchase and sell Freon, its increasingly limited supply has led to a significant escalation in cost. In addition, Freon is subject to an excise tax of $5.35 per pound. Replacement diluents are now available in commercial quantities, although their costs may be substantially higher than traditional Freon. As an alternative to the use of Freon or other diluents, ethylene oxide may be utilized in its 100% pure form, which requires special handling procedures and equipment. All of the Company's ethylene oxide facilities are equipped with the advanced technology 100% pure ethylene oxide processes.

                  Many device manufacturers which previously operated in-house ethylene oxide facilities have found that it is uneconomical to undertake the design and capital costs required to upgrade or replace their existing facilities to meet current and impending regulations. Consequently, many companies have and continue to convert to contract sterilization for their sterilization requirements.

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

                  Sophisticated temperature monitoring systems enable the Company to monitor the temperature of the ethylene oxide operation in real time for process validation. The resulting data can be analyzed and used in part in the determination of product release and the Company uses analytical techniques similar to those used in its gamma radiation sterilization business with the goal of achieving the elimination/reduction of biological testing and/or product quarantine after the completion of ethylene oxide processing.

                  The Company is currently establishing electron beam radiation technology as a third sterilization modality. While electron beam radiation has been available to sterilize medical devices for years, its use has been limited due to technical limitations. Recent advances in the design of electron beam accelerators have significantly increased the potential desirability of this technology as a sterilization method. In addition, electron beam use for various industrial applications, such as material crosslinking, is significant and continues to grow rapidly.

Gamma Radiation Sterilization Services

                  Gamma radiation sterilization services provided by the Company include the sterilization of healthcare and consumer products which are labelled as "sterile," products which require reduced microbial contamination, the high-level radiation testing of materials and equipment used in nuclear reactors, space exploration applications and certain industrial applications of gamma radiation to alter or improve the physical properties of plastics.

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

                  The Company currently has approximately 1,180 customers, including many of the largest manufacturers of single-use medical devices, most of which utilize the gamma irradiation service. Although some of the largest of such manufacturers own and operate their own irradiators, the production levels of the majority of manufacturing companies do not economically justify ownership of an in-house gamma radiation sterilizer. The Company has found that it can select a geographic region within which many small or several large manufacturers are located or have distribution centers and build one irradiation facility to service the region. It is able to pass on to the customer the benefits associated with economies of scale achieved in a high volume irradiation facility and in so doing can compete economically with other sterilization methods. The Company expects that, at times, when one of its larger customers reaches production levels which would economically justify the conversion from contract radiation sterilization to in-house radiation sterilization, the customer may do so. However, the Company does provide sterilization services to certain large companies which operate their own irradiators, when transportation costs from a distant production location to the in-house irradiator are prohibitive, when the in-house irradiator cannot satisfy production peaks, or when the products or packaging involve unusual technical requirements. In one instance a major customer determined that it was more economical to close down its own in-house irradiator in favor of utilizing the radiation services provided by the Company.

                  A part of the Company's gamma radiation sterilization activity is in the area of consumer products which historically were either sterilized with ethylene oxide or were not sterilized at all. Bandages, cotton balls, empty milk cartons, food packaging materials, baby bottle nipples, and water-filled teething rings are examples of items which the Company currently processes for a number of manufacturers. In addition, the Company sterilizes bulk items such as talc, starch, titanium dioxide and iron oxide pigments and finished products such as brushes and applicators for the cosmetics industry.

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

                  Since its inception, the Company has purchased the majority of its cobalt-60 from MDS Nordion Inc., successor to Atomic Energy of Canada Limited, the world's principal source of cobalt-60. The Company believes that Nordion has the capacity to produce several times the world's anticipated requirements for cobalt-60 for the foreseeable future. In addition, the Company has purchased smaller amounts of its cobalt-60 requirements from Neutron Products Inc., a United States based supplier. More recently, another major supplier of cobalt-60, Puridec Corporation, has started to supply cobalt-60 in North America. The Company contracts with Nordion, Neutron Products and Puridec for the purchase and installation of the cobalt-60 in the irradiators and for the eventual disposal of "spent" cobalt-60. Nordion also manufactures the irradiator mechanisms used by the Company at all of its production facilities.

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

                  During the sterilization phase, the product is exposed to controlled amounts of ethylene oxide under precise conditions of pressure, temperature, humidity and dwell time. Each ethylene oxide facility is designed to accommodate three or four sterilization chambers. Depending upon the anticipated volume of product to be processed annually, one or two chambers may be installed when a facility commences operations, with others added as the volume of business increases. Each sterilization chamber employs a circulation system to assure uniform temperature and humidity distribution, improved gas penetration, reduced product temperature stabilization time and reduced sterilization cycle time. A high efficiency evacuation system reduces the time of the sterilization cycle by reducing the time necessary to remove ethylene oxide from the sterilization chamber. Rate controls on pressure changes during processing minimize packaging stress. The sterilization chamber and the room in which it is located are specifically designed to minimize the risks arising out of the potentially flammable and explosive nature of ethylene oxide in its pure form.

                  During the aeration phase, ethylene oxide residues remaining on the product after sterilization are reduced to minimal levels by subjecting the product in the aeration cell to turbulent air circulation at elevated temperatures in conjunction with a highly efficient catalytic oxidation system which converts the ethylene oxide into carbon dioxide and water.

                  The Company anticipates that its ethylene oxide facilities will be part of combined irradiation/ethylene oxide facilities although the Company also establishes additional free-standing ethylene oxide and radiation facilities depending on regional market conditions. The combined facilities are designed to be administratively cost effective in that the key management and sales personnel required for either method of sterilization manage the combined facilities.

                  Ethylene oxide and nitrogen gas are the two principal materials which the Company utilizes in its ethylene oxide sterilization facilities. Both are available through domestic sources.

Backlog

                  At December 31, 1996, the Company had a backlog for contract sterilization services of approximately $53,217,302 as compared with $51,617,000 at the same time in the preceding year. The Company expects approximately 46% of all of such backlog to be filled during 1997.

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

Competition

                  In gamma radiation sterilization, the Company competes with other gamma irradiation service companies, none of which are larger than the Company in terms of number of gamma irradiation facilities. The Company also competes with companies that provide sterilization processes other than gamma radiation (including electron beam and ethylene oxide processing). The primary competition comes from companies that sterilize products in-house (with about a 50% combined market share), thereby bringing the Company into competition with businesses having substantially larger assets, sales and working capital.

                  Generally, the Company competes on the basis of expertise, quality, customer service, price, geographic proximity to the customer's manufacturing or distribution system and ability to provide additional services, such as warehousing and distribution, as needed. In recent years, price competition has intensified. However, the Company believes that its reputation as a leader in quality, regulatory compliance and technology in gamma radiation sterilization services, in addition to price, allows the Company to remain competitive with other contract sterilization providers, particularly in the case of products which require strict quality control standards and high sterility assurance levels.

                  In ethylene oxide sterilization, the Company competes with three established service companies, each of which operate multiple facilities and one of which is substantially larger than the Company in the ethylene oxide sterilization market. The Company also competes with numerous smaller service companies. In addition, almost half of the total sterilization business is performed in-house and, therefore, represents the forecasted new business opportunity. As in the gamma sterilization market, the Company competes in the ethylene oxide sterilization market on the basis of expertise, quality, regulatory compliance, customer service, price and geographic proximity to the customer's manufacturing or distribution system.

Foreign Operations

                  The Company's Canadian gamma irradiation facility commenced operations in April 1982 providing the Company with an important market for its services. There are no unusual or special risks associated with this operation which are not characteristic of any United States business operating in Canada. See Note 16 to Notes to Consolidated Financial Statements referred to in Part IV, Item 14(a)(1) below.

Personnel

                  The Company employs approximately 346 persons in its sterilization services business. The Company's employees are not covered by a collective bargaining agreement with the exception of approximately 37 employees at the Whippany, New Jersey and Northborough, Massachusetts facilities. The Company considers its relationship with its employees to be satisfactory.

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

                  The construction and operation of ethylene oxide facilities by the Company are regulated by various state environmental and pollution control agencies, as well as by the EPA, the FDA and OSHA. The use of ethylene oxide is subject to a variety of existing and proposed regulations limiting levels of worker exposure to ethylene oxide, ethylene oxide residues on sterilized products and ethylene oxide emissions into the atmosphere. See "Industry Overview and Company Strategy." The Company believes that its ethylene oxide technology and facility design will permit it to comply with all such existing and proposed regulations.

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

Food Preservation

                  A potential market for the Company continues to be the gamma radiation preservation and disinfestation of food products. Approximately 40 countries have approved gamma radiation for limited commercial processing of food and food ingredients. The need for further consumer education is an important factor in gaining public acceptance of the process in the United States and Canada. Increased public awareness of the existence of harmful pathogenic organisms in raw red meat and poultry may assist in gaining public acceptance of gamma radiation for the processing of food.

                  In 1990, the FDA announced clearance for the irradiation of poultry to eliminate salmonella, campylobacter and listeria. In 1992, the United States Department of Agriculture published the terms and conditions under which poultry can be irradiated. This clearance was followed by successful market tests of irradiated poultry during 1993. Subsequently, only limited commercial sales of irradiated poultry have taken place. In addition, public apprehension associated with irradiation of food products is diminishing due to more readily available information on the subject of food irradiation, and as concern over contaminated red meats, poultry and seafood in our food supply increases. In July 1994, the Company prepared and submitted to the FDA a petition for clearance to irradiate fresh packaged red meats in order to eliminate E. coli and other harmful pathogens. The Company has received indications that this clearance is expected to be obtained sometime during the latter part of 1997.

                  Disinfestation of spices using gamma radiation was approved by the FDA in 1986. This method of disinfestation is in use today and may prove to be the optimum method of microbial control as there is serious concern that the current method of disinfestation of spices, which uses ethylene oxide, leaves toxic residues on the spices.

                  The long-term course of regulatory policy and consumer reaction cannot be predicted and, although regulatory approvals have been forthcoming, there can be no assurance that the use of gamma radiation for the processing of food will ultimately prove commercially feasible in the United States or Canada.

ISO 9001 Registration

                  During 1995, the Company was approved for ISO 9001 registration by accredited Quality Registrar, KPMG Peat Marwick. ISO 9001 registration confirms that the quality systems used by the Company meet the requirements as described by the American National Standards Institute and the American Society of Quality Control. Of the ISO 9000 standards, the ISO 9001 is the most comprehensive in scope and the most difficult to achieve. Demonstrated compliance with these requirements is becoming a requirement for doing business in Europe, Japan, Australia and Canada and is fast becoming a standard of performance for many suppliers doing business in the United States.

Validation Services

                  The Company's subsidiary, Skyland Scientific Services Inc., primarily provides validation services to assist manufacturers of pharmaceutical and medical device products in complying with FDA Good Manufacturing Practices and industry standards.

                  Skyland competes with other companies offering substantially the same services, including several large architect-engineering firms. Such firms may be employed by a customer to provide a variety of services, including design and construction of facilities, in addition to validation services. Skyland competes on the basis of its reputation, expertise, quality and speed of service and price. Skyland has approximately 23 employees.

                  During December 1996, the Company adopted a plan of disposal via orderly liquidation of Skyland, effective December 31, 1996. Skyland provided contract consulting, calibration and validation services to assist manufacturers of healthcare products in complying with Good Manufacturing Practices established by industry and government. The disposal of Skyland is expected to be completed by the end of the second quarter of 1997. The results of Skyland and the associated loss on disposal have been accounted for as a discontinued operation. See Note 2 to Notes to Consolidated Financial Statements referred to in Part IV, Item 14(a) 1 below.

ITEM 2.  PROPERTIES.

                  The Company has a network of eleven gamma facilities, five ethylene oxide facilities (four of which are combined gamma/ethylene oxide facilities) and one electron beam facility in the United States, Canada and Puerto Rico. The eleven gamma facilities have an aggregate design capacity of 41,500,000 curies of cobalt-60. The Company's ethylene oxide facilities currently have installed fifteen ethylene oxide vessels which allow for the processing of approximately seventeen million cubic feet of products annually.

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

                  The Company has utilized Industrial Development Revenue Bond ("IDRB") financings to finance a substantial portion of the costs of constructing and equipping (including the initial purchase of cobalt-60) some of its sterilization facilities. The obligations of the Company under the terms of the IDRB financings are collateralized by real and personal property (see Note 4 to Notes to Consolidated Financial Statements referred to in Part IV, Item 14(a)1 below). Internally generated funds and sales of common stock have served as additional sources of funds.

ITEM 3.  LEGAL PROCEEDINGS.

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

         Not applicable.


Executive Officers of the Registrant



                                                                                                 AGE AT
NAME                                              POSITION WITH THE COMPANY                 DECEMBER 31, 1996
---------------------------------      ---------------------------------------------     --------------------

John Masefield                         Chairman of the Board                                       63

George R. Dietz                        Senior Vice President                                       65

Charles P. Truby                       Executive Vice President and Chief Operating                59
                                       Officer

Thomas J. DeAngelo                     Vice President-Finance and Administration and               42
                                       Chief Financial Officer

                John Masefield has been Chairman of the Company since its inception in 1972 and President and Chief Executive Officer of the Company from its inception in 1972 until August 1995 and from February 1997 until the present. Since December 1987, Mr. Masefield has also been Chairman of Skyland. Between 1960 and 1964, Mr. Masefield was the head of irradiator design for Atomic Energy of Canada Limited. In that capacity, he was responsible for the design and development of the first commercial gamma irradiation sterilization facility in North America for the gamma radiation sterilization of medical devices. He was also responsible for the design, development and operation of the first commercial food gamma irradiation facility in North America. Mr. Masefield has been a lecturer on industrial uses of ionizing radiation at McGill University in Montreal, Canada and Carleton University in Ottawa, Canada, has authored or co-authored numerous articles and studies on the subject, has been invited by the International Atomic Energy Agency to lecture on radiation processing in the Far East for the past several years, is the Convener of the Working Group on Radiation Sterilization to the International Standards Organization on Radiation Sterilization, is the leader of the U.S. Delegation to the International Standards Organization's Technical Committee on Sterilization Standards, is the present Co-Chairman of the Radiation Sterilization Committee of the Association for the Advancement of Medical Instrumentation (AAMI) and is on the

Board of Directors of AAMI and has participated on various other United States and Canadian committees that promulgate recommendations and procedures for the commercial uses of ionizing radiation. Mr. Masefield has a degree in mechanical engineering.

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

                  Charles P. Truby, Ph.D. has been Executive Vice President and Chief Operating Officer since March 1995. Dr. Truby joined the Company from Sherwood Medical Company where he was Vice-President of Quality Management for four years. Prior to that, he was employed by Becton Dickinson for 14 years in a number of quality management positions. Dr. Truby received his Doctorate degree in bacteriology and biochemistry at the University of Houston and his Masters degree from Arizona State University.

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

                                     PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

                For information concerning this item see page 20 of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report to Stockholders"), which information is incorporated herein by reference.


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


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                For information concerning this item, see pages 7 through 18 of the Annual Report to Stockholders and Item 14(a) below, which information is incorporated herein by reference.


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                For information concerning this item, see text under the caption "Election of Directors" in the Proxy Statement dated March 31, 1997 (the "Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof, which information is incorporated herein by reference.


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

                       3.       Exhibits:

                The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits. Exhibits 10(b), 10(c), 10(d), 10(e), 10(f), 10(g), 10(dd), 10(ee), 10(gg), 10(hh), 10(ii) and
10(jj) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

                (b) Current Reports on Form 8-K:

                       None

                                POWER OF ATTORNEY


                The Registrant and each person whose signature appears below hereby appoint John Masefield and Thomas J. DeAngelo as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 31, 1997

                                                   ISOMEDIX INC.


                                                   By /s/ John Masefield
                                                      --------------------------
                                                          John Masefield
                                                          President and Chief
                                                          Executive Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 31, 1997                             By /s/ John Masefield
                                                      --------------------------
                                                          John Masefield
                                                          Chairman of the Board,
                                                          President, Chief
                                                          Executive Officer
                                                          and Director

Dated:  March 31, 1997                           By /s/ Peter Mayer
                                                   ----------------
                                                        Peter Mayer
                                                        Director


Dated:  March 31, 1997                           By /s/ H. Stuart Campbell
                                                   -----------------------------
                                                         H. Stuart Campbell
                                                         Director


Dated:  March 31, 1997                           By /s/ Thomas M. Haythe
                                                   -----------------------------
                                                        Thomas M. Haythe
                                                        Director


Dated:  March 31, 1997                           By /s/ David M. Lank
                                                   -----------------------------
                                                        David M. Lank
                                                        Director


Dated:  March 31, 1997                           By /s/ Thomas J. DeAngelo
                                                   -----------------------------
                                                        Thomas J. DeAngelo
                                                        Vice President-Finance
                                                        and Administration,
                                                        Secretary, Treasurer,
                                                        Principal Accounting
                                                        Officer, Principal
                                                        Financial Officer
                                                        and Director

                                Index to Exhibits


                                                                                                         Page
                                                                                                         ----


3(a)           Certificate of Incorporation of the Company, as amended (incorporated by                   --
               reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1994).

3(b)           By-Laws of the Company, as amended, (incorporated by reference to Exhibit 3(b) to          --
               the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

4(a)           Articles FOURTH, FOURTEENTH, SIXTEENTH, SEVEN-TENTH and EIGHTEENTH of the Certificate      --
               of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1994).

4(b)           Articles III, IX, X, XI, XII, XIII, XIV and XVI of the By-Laws of the Company              --
               (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994).

4(c)           Specimen certificate representing common stock (incorporated by reference to               --
               Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).

4(d)           Rights Agreement dated as of June 10, 1988 between Isomedix Inc. and Midlantic National    --
               Bank which includes the form of Certificate of Designation setting forth the terms of the Series A Preferred Stock, par value $1.00 per share, as Exhibit A, the form of Right
               Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as
               Exhibit C (incorporated by reference to Exhibit 4(k) to the Company's Annual Report on Form 10- K for the year ended December 31, 1994).

4(e)           Loan Agreement dated as of March 1, 1989 between Isomedix Operations Inc., a Delaware      --
               corporation, and Spartanburg County, South

                                                                                                         Page
                                                                                                         ----


               Carolina, a body politic and corporate and a political subdivision of the State of         --
               South Carolina (incorporated by reference to Exhibit 4(l) to the Company's Annual
               Report on Form 10- K for the year ended December 31, 1994).

4(f)           Trust Indenture dated as of March 1, 1989 between Spartanburg County, South Carolina,      --
               a body politic and corporate and a political subdivision of the State of South Carolina and Mellon Bank, N.A., as trustee (incorporated by reference to Exhibit 4(m) to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(a)          Lease dated May 27, 1981 between Village of Morton Grove and Isomedix, Inc., a Nevada      --
               corporation (incorporated by reference to Exhibit 10(r) to Registration Statement
               No. 2-83697).

10(b)          Employment Agreement dated as of February 1, 1988 by and between the Company and           --
               John Masefield (incorporated by reference to Exhibit 10(t) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1992).

10(c)          Employment Agreement dated as of February 1, 1988 by and between the Company and           --
               Thomas J. DeAngelo (incorporated by reference to Exhibit 10(u) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1992).

10(d)          Employment Agreement dated as of February 1, 1988 by and between the Company and           --
               George R. Dietz (incorporated by reference to Exhibit 10(v) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1992).

10(e)          Consulting Agreement, effective January 1993, between the Company and Sticco               --
               (incorporated by reference to Exhibit 10(w) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992).

10(f)          1982 Stock Option Plan, as amended (incorporated                                           --

                                                                                                         Page
                                                                                                         ----


               by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year     --
               ended December 31, 1994).

10(g)          1992 Stock Option Plan (incorporated by reference to Exhibit 10(y) to the Company's        --
               Annual Report on Form 10-K for the year ended December 31, 1992).

10(h)          Agreement and Plan of Reorganization dated as of September 30, 1987 among the Company,     --
               Isomedix Acquisition Corporation and Skyland (incorporated by reference to
               Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).

10(i)          Loan Agreement dated as of October 1, 1988 between Isomedix Operations Inc., a Delaware    --
               corporation, and City of El Paso Industrial Development Authority, Incorporated,
               a Texas non-profit corporation. (incorporated by reference to Exhibit 10(v) to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1994)

10(j)          Indenture of Trust dated as of October 1, 1988 between City of El Paso Industrial          --
               Development Authority Incorporated, a Texas non-profit corporation, and Mellon Bank,
               N.A., as trustee (incorporated by reference to Exhibit 10(w) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994).

10(k)          Reimbursement Agreement dated as of October 1, 1988 by and among the Registrant,           --
               Isomedix Operations Inc., a Delaware corporation, and NCNB National Bank of North
               Carolina (incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(l)          Guaranty Agreement dated as of October 1, 1988 by and between the Registrant and NCNB      --
               National Bank of North Carolina, as issuer of the Letter of Credit (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                                                                                                         Page
                                                                                                         ----


10(m)          Guaranty Agreement dated as of October 1, 1988 by and between the Registrant and           --
               Mellon Bank, N.A., as trustee under the Indenture (incorporated by reference to
               Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).

10(n)          Guaranty Agreement dated as of October 1, 1988 by and between Isomedix Investments,        --
               Inc., a Delaware corporation, and NCNB National Bank of North Carolina, as issuer of the Letter of Credit (incorporated by reference to Exhibit 10(aa) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994).

10(o)          Guaranty Agreement dated as of October 1, 1988 by and between Isomedix Investments, Inc.,  --
               a Delaware corporation, and Mellon Bank, N.A., as trustee under the Indenture
               (incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994).

10(p)          Guaranty Agreement dated as of October 1, 1988 by and between Isomedix Management, Inc.,   --
               a New Jersey corporation, and NCNB National Bank of North Carolina, as issuer of the
               Letter of Credit (incorporated by reference to Exhibit 10(cc) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994).

10(q)          Guaranty Agreement dated as of October 1, 1988 by and between Isomedix Management, Inc.,   --
               a New Jersey corporation and Mellon Bank, N.A., as trustee under the Indenture
               (incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994).

10(r)          Remarketing Agreement dated as of October 1, 1988 between Isomedix Operations Inc.,        --
               a Delaware corporation, City of El Paso Industrial Development Authority, Incorporated,
               a Texas non-profit corporation, and NCNB National Bank of North Carolina (incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1994).

                                                                                                         Page
                                                                                                         ----


10(s)          Placement Agreement dated as of October 1, 1988 among City of El Paso Industrial           --
               Development Authority, Incorporated, NCNB National Bank of North Carolina,
               as Placement Agent, and Isomedix Operations Inc (incorporated by reference to
               Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).

10(t)          Deed of Trust, Security Agreement and Assignment of Rents dated as of October 1, 1988      --
               by and among Isomedix Operations Inc., a Delaware corporation, Mark E. Mendel, Mellon
               Bank, N.A. and NCNB National Bank of North Carolina (incorporated by reference to
               Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).

10(u)          Reimbursement Agreement dated as of March 1, 1989 by and among the Company, Isomedix       --
               Operations Inc., a Delaware corporation, and NCNB National Bank of North Carolina
               (incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994).

10(v)          Guaranty Agreement dated as of March 1, 1989 by and between the Company and NCNB           --
               National Bank of North Carolina, as issuer of the Letter of Credit (incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(w)          Guaranty Agreement dated as of March 1, 1989 by and between the Company and Mellon Bank,   --
               N.A., as trustee under the Indenture (incorporated by reference to Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(x)          Guaranty Agreement dated as of March 1, 1989 by and between Isomedix Investments, Inc.,    --
               a Delaware corporation, and NCNB National Bank of North Carolina, as issuer of the
               Letter of Credit (incorporated by reference to Exhibit 10(kk) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994).

                                                                                                         Page
                                                                                                         ----


10(y)          Guaranty Agreement dated as of March 1, 1989 by and between Isomedix Investments, Inc.,    --
               a Delaware corporation, and Mellon Bank N.A., as trustee under the Indenture
               (incorporated by reference to Exhibit 10(ll) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994).

10(z)          Guaranty Agreement dated as of March 1, 1989 by and between Isomedix Management, Inc.,     --
               a Delaware corporation, and NCNB National Bank of North Carolina, as issuer of the
               Letter of Credit (incorporated by reference to Exhibit 10(mm) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994).

10(aa)         Guaranty Agreement dated as of March 1, 1989 by and between Isomedix Management, Inc.,     --
               a Delaware corporation, and Mellon Bank, N.A., as trustee under the Indenture
               (incorporated by reference to Exhibit 10(nn) to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1994).

10(bb)         Placement and Remarketing Agreement dated as of March 1, 1989 between Isomedix Operations  --
               Inc., a Delaware corporation, Spartanburg County, South Carolina, a body politic and corporate and an instrumentality of the State of South Carolina, and NCNB National Bank
               of North Carolina as Placement Agent and Remarketing Agent (incorporated by reference to
               Exhibit 10(oo) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).

10(cc)         Mortgage, Security Agreement and Assignment of Rents dated as of March 1, 1989 by and      --
               among Isomedix Operations Inc., a Delaware corporation, Spartanburg County, South
               Carolina, a body politic and corporate and an instrumentality of the State of South
               Carolina, Mellon Bank, N.A. and NCNB National Bank of North Carolina (incorporated by reference to Exhibit 10(pp) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                                                                                                         Page
                                                                                                         ----


10(dd)         1992 Supplemental Stock Option Plan (incorporated by reference to Exhibit 10(vv) to        --
               the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10(ee)         Special Bonus Plan for Directors and Senior Officers (incorporated by reference to         --
               Exhibit 10(ww) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1993).

10(ff)         New York Stock Exchange, Inc. Listing Agreement (incorporated by reference to              --
               Exhibit 10(ss) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994).

10(gg)         Employment Agreement dated as of March 27, 1995 by and between the Company and             --
               Charles P. Truby (incorporated by reference to Exhibit 10(tt) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1995).

10(hh)         Employment Agreement dated as of May 16, 1995 by and between the Company and John          --
               Masefield (incorporated by reference to Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10(ii)         Employment Agreement dated as of August 21, 1995 by and between the Company and
               Peter Mayer (incorporated by reference to Exhibit 10(vv) to the Company's Annual Report    --
               on Form 10-K for the year ended December 31, 1995).

10(jj)         1996 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's     --
               Proxy Statement dated March 29, 1996).

11             Statement re: computation of earnings per share for the years ended December 31, 1996,     --
               1995 and 1994.

13             Annual Report to Stockholders for the fiscal year ended December 31, 1996.                 --

21             Subsidiaries of the Company.                                                               --

23             Consent of Coopers & Lybrand L.L.P.                                                        --

                                                                                                         Page
                                                                                                         ----


24             Power of Attorney (see "Power of Attorney" in Form 10-K).                                  --

27             Financial Data Schedule.                                                                   --

                                  ISOMEDIX INC.

            Index to Consolidated Financial Statements and Schedules


                                                                                                             Page Number
                                                                                                 -----------------------------------
                                                                                                   In Annual
                                                                                                   Report to                Included
                                                                                                 Stockholders                Herein
                                                                                                 ------------                ------

Financial Statements:

The following consolidated financial statements and notes, together with the Report of Independent Accountants, included in the Company's Annual Report to
Stockholders for the fiscal year ended December 31, 1996, are incorporated herein by reference:

Consolidated Balance Sheets -- December 31, 1996 and 1995                                              7                       --

Consolidated Statements of Income -- Years Ended December 31, 1996, 1995 and 1994                      8                       --

Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31,                 9                       --
1996, 1995 and 1994

Consolidated Statements of Cash Flows -- Years Ended December 31, 1996, 1995 and 1994                 10                       --

Notes to Consolidated Financial Statements                                                            11                       --

Report of Independent Accountants                                                                     19                       --

Financial Statement Schedules:

Report of Independent Accountants                                                                     --                       F-1

II -  Valuation and Qualifying Accounts                                                               --                       F-2


All other schedules (Nos. I, III and IV) have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

[COOPERS & LYBRAND LETTERHEAD]



                        REPORT OF INDEPENDENT ACCOUNTANTS

                                      -----

To the Stockholders and
  Board of Directors of Isomedix Inc.

Our report on the consolidated financial statements of Isomedix Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from Page 19 of the 1996 Annual Report to Shareholders of Isomedix Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Consolidated Financial Statements and Schedules of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                    /s/ Coopers & Lybrand L.L.P.

Parsippany, New Jersey
February 11, 1997, except
for Note 20 for which the
date is March 19, 1997.

                                   SCHEDULE II



                         ISOMEDIX INC. and SUBSIDIARIES

                        VALUATION and QUALIFYING ACCOUNTS

              for the years ended December 31, 1996, 1995 and 1994





                Col. A                   Col. B                   Col. C                         Col. D                    Col. E
                ------                   ------                   ------                         ------                    ------

             Description                                         Additions
             -----------                                         ---------

   Allowance for Doubtful Accounts     Balance at     Charged to          Charged to                                     Balance at
            Deducted from              Beginning       Costs and             Other                                         End of
         Accounts Receivable           of Period       Expenses            Accounts           Deductions(1)                Period
         -------------------           ---------       --------            --------           -------------                ------

                 1996                   $350,000       $562,179                                 $522,179                  $390,000
                 ----

                 1995                   $350,000       $245,523                                 $245,523                  $350,000
                 ----

                 1994                   $250,000       $120,565                                 $ 20,565                  $350,000
                 ----




----------
(1)  Write-off of uncollectible accounts receivable.