Form 10-Q
period 1997-03-31
ISOMEDIX INC
filed 1997-05-15
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                               ----------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

                         Commission file number 0-12488
                                                -------

                                 Isomedix Inc.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                22-1986189
----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation of organization)

11 Apollo Drive, Whippany, New Jersey                                  07981
----------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

                                 (201) 887-4700
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
----------------------------------------------------------------------------

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS;

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                           ---     ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS;

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: 6,430,298 shares of common stock, $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                 MARCH 31, 1997

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS                                                3-4

      March 31, 1997 and
      December 31, 1996

CONSOLIDATED STATEMENTS OF INCOME
      For the Three Months Ended
      March 31, 1997 and 1996                                                5

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY                                                    6-7
      For the Three Months Ended
      March 31, 1997

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        8
      For the Three Months Ended
      March 31, 1997 and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                            10-12

PART II. OTHER INFORMATION                                               13-15

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ISOMEDIX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                                           March 31,       December 31,
                                                             1997              1996
                                                        -------------      -------------
                                     ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  11,495,267      $  22,097,466

  Accounts receivable, Less Allowance for doubtful
    accounts of $412,000 at March 31, 1997 and
    $390,000 at December 31, 1996                             7,070,254          6,360,174
  Assets of discontinued operations                           1,689,900          2,476,416
  Prepaid expenses and other current assets                   1,183,378            553,538
                                                          -------------      -------------
     Total current assets                                    21,438,799         31,487,594
                                                          -------------      -------------

Property, plant and equipment, at cost                       76,000,814         72,125,613
 Less, Accumulated depreciation and amortization
                                                            (19,239,748)       (18,730,202)
                                                          -------------      -------------
                                                             56,761,066         53,395,411
                                                          -------------      -------------
Radioisotope, at cost                                        74,464,179         70,712,938
 Less, Accumulated Depreciation                             (41,785,427)       (41,099,527)
                                                          -------------      -------------
                                                             32,678,752         29,613,411
                                                          -------------      -------------

Other assets                                                  1,125,574          1,123,916
                                                          -------------      -------------
     Total assets                                         $ 112,004,191      $ 115,620,332
                                                          =============      =============






        See accompanying notes to the consolidated financial statements.


                                                 March 31,        December 31,
                                                   1997              1996
                                               -------------      -------------

LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt            $     600,000      $     600,000
  Accounts payable and accrued expenses            2,302,788          1,961,282
  Liabilities of discontinued operations           1,102,979          1,295,251
  Income taxes payable                               891,525            405,704
                                                ------------       ------------

    Total Current Liabilities                      4,897,292          4,262,237

LONG-TERM DEBT                                     7,900,000          8,000,000

DEFERRED INCOME TAXES                              9,192,112          8,997,668
                                                ------------       ------------

    Total Liabilities                             21,989,404         21,259,905
                                                ------------       ------------

    STOCKHOLDERS' EQUITY

PREFERRED STOCK

  $1.00 par value
  Authorized - 1,000,000 shares
  Issued and Outstanding - none

COMMON STOCK
  $ .01 par value
    Authorized - 15,000,000 shares
  Issued:
    March 31, 1997 - 7,169,868 shares
    December 31, 1996 - 7,169,868 shares
  Outstanding:
    March 31, 1997 - 6,430,298 shares
    December 31, 1996 - 6,837,993 shares              71,699             71,699

ADDITIONAL PAID-IN CAPITAL                        37,659,586         37,667,729
Cumulative foreign translation adjustments          (368,128)              --
RETAINED EARNINGS                                 63,225,678         61,485,309
                                                ------------       ------------
                                                 100,588,835         99,224,737

LESS, COMMON STOCK HELD IN THE TREASURY,
    AT COST
    March 31, 1997 - 739,570 shares
    December 31, 1996 - 331,875 shares           (10,574,048)        (4,864,310)
                                                ------------       ------------

    Total Stockholders' Equity                    90,014,787         94,360,427
                                                ------------       ------------

    Total Liabilities and
      Stockholders' Equity                      $112,004,191       $115,620,332
                                                ============       ============




        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
                                   (Unaudited)

                               March 31,                                   March 31,
                                 1997                      %                 1996                      %
                             ------------                -----            ------------                -----

 SALES                       $ 11,989,840                100.0            $ 10,792,732                100.0
 COST OF SALES                  5,940,763                 49.6               5,561,968                 51.5
                             ------------                 ----            ------------                -----

 GROSS PROFIT                   6,049,077                 50.4               5,230,764                 48.5
 SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES      3,218,322                 26.8               2,808,208                 26.0
                             ------------                 ----            ------------                -----

 OPERATING INCOME               2,830,755                 23.6               2,422,556                 22.5
 OTHER INCOME (EXPENSE)
   Investment Income              177,048                  1.5                 191,910                  1.8
   Interest Expense              (107,188)                (0.9)               (119,147)                (1.1)
                             ------------                 ----            ------------                -----

 INCOME BEFORE PROVISION
   FOR INCOME TAXES             2,900,615                 24.2               2,495,319                 23.2
 PROVISION FOR INCOME
   TAXES                        1,160,246                  9.7                 999,939                  9.3
                             ------------                 ----            ------------                -----

 INCOME FROM CONTINUING
 OPERATIONS                  $  1,740,369                 14.5            $  1,495,380                 13.9
                             ------------                 ----            ------------                -----

 DISCONTINUED OPERATIONS             --                    --                  (10,879)                 (.1)
                             ------------                 ----            ------------                -----

 NET INCOME                  $  1,740,369                 14.5            $  1,484,501                (13.8)
                             ============                 ====            ============                =====

Weighted Average Shares         6,699,788                                    7,191,625

EARNINGS PER SHARE:

INCOME FROM CONTINUING
  OPERATIONS                 $        .26                                 $        .21
DISCONTINUED
  OPERATIONS                         --                                            --
                             ------------                                 ------------
NET INCOME                   $        .26                                 $        .21
                             ============                                 ============





        See accompanying notes to the consolidated financial statements.


                                     -- 5 --

                         ISOMEDIX INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)


                                                        TOTAL
                                                     STOCKHOLDERS'
                                                        EQUITY
                                                     -------------
BALANCE -- December 31, 1996                          $94,360,427
Acquisition of Treasury Stock                          (5,781,645)
  Exercise of Stock Options                                    --
    Sales of Common Stock Under Employee
      Stock Purchase Plan                                  63,765
    Translation Adjustments                              (368,128)
  Net Income                                            1,740,369
                                                      -----------
BALANCE -- March 31, 1997                             $90,014,788
                                                      ===========

        See accompanying notes to the consolidated financial statements.

                                           COMMON STOCK                                                  TREASURY STOCK
                                        -----------------     ADDITIONAL   CUMULATIVE                -----------------------
                                         NUMBER                PAID-IN     TRANSLATION   RETAINED      NUMBER
                                        OF SHARES  AMOUNT      CAPITAL     ADJUSTMENT    EARNINGS    OF SHARES     AMOUNT

BALANCE - December 31, 1996             7,169,868  $71,699   $37,667,729          --    $61,485,309  (331,875)   ($4,864,310)

Acquisition of Treasury Stock                                                                        (412,600)    (5,781,645)

Exercise of stock Options
Sales of Common stock Under Employee
  Stock Purchase Plan                                             (8,142)                               4,905         71,907

Translation Adjustments                                                     (368,128)
Not Income                                                                                1,740,369
                                        ---------  -------   -----------   ---------    -----------  --------    ------------

BALANCE - March 31, 1997                7,169,868  $71,699   $37,659,587   ($368,128)   $63,225,678  (739,570)  ($10,574,048)
                                        =========  =======   ===========   =========    ===========  ========    ============

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                (Decrease) Increase in Cash and Cash Equivalents


                                                  March 31,       March 31,
                                                    1997            1996
                                                 -----------     -----------
Cash flows from operating activities:
Net income                                       $1,740,369      $1,484,501
Adjustments to reconcile net income to net
cash provided by operating activities:
        Depreciation                              1,805,242       1,730,147
        Amortization                                  6,491          91,780
        Provision for doubtful accounts              64,552          50,000
        Changes in assets and liabilities:
          Increase in accounts receivable            (8,174)       (469,552)
          Increase in prepaid expenses and
            other assets                           (629,689)       (545,363)
          (Decrease) increase in accounts
            payable and accrued expenses            (90,634)         65,176
          Increase in contract deposits                  --          74,302
          Increase in income taxes payable          485,821         795,382
          Increase in deferred income
            taxes                                   194,444          94,608
                                                 ----------      ----------
Net cash provided by operating activities         3,568,422       3,370,981
                                                 ----------      ----------

Cash flows from investing activities:
        Purchases of held to maturity
          securities                                     --     (14,881,349)
        Proceeds from maturity of held to
          maturity securities                            --      14,755,234
        Additions to property, plant and
          equipment                              (1,837,812)       (546,789)
        Acquisition of Puerto Rico
          facility                               (4,600,000)             --
        Additions to radioisotope                (1,701,792)       (776,815)
        Increase in equipment deposits             (138,947)       (900,000)
        Other                                        22,444          15,592
                                                  ---------      ----------
Net cash used in investing activities            (8,256,107)     (2,334,127)
                                                  ---------      ----------

Cash flows from financing activities:
        Payment of long-term debt                  (100,000)       (100,000)
        Purchases of treasury stock              (5,781,645)
        Proceeds of stock options exercised
          and employee stock purchases               63,765         143,118
                                                  ---------       ---------
Net cash (used in) provided by financing
  activities                                     (5,817,880)         43,118
                                                  ---------       ---------
Effect of exchange rate changes on cash             (96,634)             --
                                                  ---------       ---------
Net (decrease) increase in cash and cash
  equivalents                                   (10,602,199)      1,079,972
Cash and cash equivalents at beginning of
  period                                         22,097,466       4,860,088
                                                -----------      ----------
Cash and cash equivalents at end of period      $11,495,267      $5,940,060
                                                -----------      ----------
Supplemental cash flow information:             -----------      ----------
        Cash paid for interest                  $    79,168      $   91,126
                                                -----------      ----------
        Cash paid for income taxes              $    62,923      $  104,935
                                                -----------      ----------


        See accompanying notes to the consolidated financial statements

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

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended March 31, 1997 and 1996, the numbers of shares used in computing earnings per share were 6,699,788 and 7,191,625, respectively.

3. The Company has reclassified certain prior period amounts to conform with the 1997 presentation.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 128 establishes standards for the computation, presentation and disclosure requirements for earnings per share.
Management is currently evaluating the impact of SFAS 128 on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Sales increased approximately 11.1% to $11,989,840 in 1997 from $10,792,732 in 1996. The 1996 period included $420,960 in progress billing towards an irradiator sold to the United States Department of Agriculture. Excluding the effect of the progress billing, sales increased 15.6% to $11,989,840 in 1997 from $10,371,772 in 1996, as a result of an overall increase in business across the Isomedix network of facilities. This increase was partially offset by competitive factors previously reported.

Gross profit increased to 50.4% of sales in 1997 from 48.5% in 1996. This increase is attributable to the increase in sales.

Selling, general and administrative expenses, as a percentage of sales, were 26.8% in 1997 compared to 26.0% in 1996. This increase was primarily due to severance payments of approximately $300,000 in the 1997 period. Before taking this charge into account, selling, general and administrative expenses, as a percentage of sales, were 24.3% in 1997.

Operating income increased 29.2% to $3,130,755 in 1997 from $2,422,556 in 1996, before taking into account the charge in the 1997 period for severance payments of approximately $300,000. Reflecting this charge, operating income increased 16.8% to $2,830,755 in 1997 from $2,422,556 in 1996. This increase is primarily a result of increased sales as discussed above. As a percentage of sales, operating income increased to 24.2% in 1997 compared to 23.2% in 1996.

Investment income decreased 7.7% to $177,048 in 1997 from $191,910 in 1996 primarily as a result of a decrease in invested capital compared to a year ago, due to purchases of Company common stock, radioisotope and property, plant and equipment.

Interest expense decreased 10.0% to $107,188 in 1997 from $119,147 in 1996 as a result of the payments of current maturities on long-term debt.

Income from continuing operations increased 16.4% to $1,740,369 in 1997 from $1,495,380 in 1996. This increase is attributable to the reasons described above.

Net income increased 17.2% to $1,740,369 from $1,484,501 in 1996. This increase is attributable to the reasons described above. As a percentage of sales, net income was 14.5% in 1997 compared to 13.8% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Company experienced a decrease in its liquidity, attributable to the purchases of Company common stock, the purchase of a gamma radiation facility in Puerto Rico, capital expenditures for the purchase of equipment and radioisotope for the Company's existing sterilization facilities and the construction of a new sterilization facility in Libertyville, Illinois. This decrease was partially offset by cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items such as depreciation and amortization.

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

The Company may also utilize existing credit facilities which the Company expects to be able to renew annually, to fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments. The Company's capital expenditures for 1997 are anticipated to be approximately $17 to $19 million, including the constructing and equipping of the Company's new sterilization facility in Libertyville, Illinois, which is expected to become operational in the second half of 1997 and the purchase of a gamma radiation facility in Puerto Rico, which was completed on March 19, 1997.

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

Item 1   Legal Proceedings
         None to report.

Item 2   Changes in Securities
         None to report.

Item 3   Defaults Upon Senior Securities
         None to report.

Item 4   Submissions of Matters to a Vote of Security Holders
         None to report.

Item 5   Other Information
         None to report.

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended March 31, 1997 and 1996. (Unaudited)

                  27       Financial Data Schedule

                  10 Supplement dated as of February 14, 1997, to Employment Agreement dated as of May 16, 1995 by and between the Company and John Masefield.

         (b)      Reports on Form 8-K:

                           During the three months ended March 31, 1997 the registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ISOMEDIX INC.
                                           (Registrant)


Date: May 15, 1997                         /s/ Charles Truby
                                           ------------------------------
                                           Charles Truby
                                           Executive Vice President
                                           and Chief Operating Officer


Date: May 15, 1997                         /s/ Thomas J. DeAngelo
                                           ------------------------------
                                           Thomas J. DeAngelo
                                           Vice President
                                           Finance and Administration and
                                           Chief Financial Officer