Form 10-Q
period 1997-06-30
ISOMEDIX INC
filed 1997-08-14
CIK 719522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10Q

   (Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ___  EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

                                       OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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



       (973) 887-4700 (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: 6,459,098 shares of common stock, $.01 par value.

                         ISOMEDIX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                  JUNE 30, 1997





                                                                      Page
                                                                      Number

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

        CONSOLIDATED BALANCE SHEETS

                 June 30, 1997 and
                 December 31, 1996                                     3-4

        CONSOLIDATED STATEMENTS OF INCOME
                 For the Three Months Ended
                 June 30, 1997 and 1996                                  5

                 For the Six Months Ended
                 June 30, 1997 and 1996                                  6

        CONSOLIDATED STATEMENT OF CHANGES
        IN STOCKHOLDERS' EQUITY
                 For the Six Months Ended
                 June 30, 1997                                         7-8

        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended
                 June 30, 1997 and 1996                                  9

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   10-11

        Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                12-17

        PART II.  OTHER INFORMATION                                  18-22

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         ISOMEDIX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                     June 30,               December 31,
                                                      1997                      1996
                                                      ----                      ----
                   ASSETS
      CURRENT ASSETS
  Cash and cash equivalents                        $  12,324,886         $  22,097,466
  Accounts receivable, Less
   Allowance for doubtful accounts of
   $425,000 at June 30, 1997 and
   $390,000 at December 31, 1996                       7,150,631             6,360,174
  Assets of discontinued operations                                          2,476,416
  Prepaid expenses and other current assets              948,748               553,538
                                                   -------------         -------------
   Total current assets                               20,424,265            31,487,594
                                                   -------------         -------------


Property, plant and equipment, at cost                78,153,044            72,125,613
  Less, Accumulated depreciation and
    amortization                                     (19,970,148)          (18,730,202)
                                                   -------------         -------------
                                                      58,182,896            53,395,411
                                                   -------------         -------------

Radioisotope, at cost                                 76,964,767            70,712,938
  Less, Accumulated Depreciation                     (43,014,738)          (41,099,527)
                                                   -------------         -------------
                                                      33,950,029            29,613,411
                                                   -------------         -------------

Other assets                                           1,146,158             1,123,916
                                                   -------------         -------------
     Total assets                                  $ 113,703,348         $ 115,620,332
                                                   =============         =============

        See accompanying notes to the consolidated financial statements.

                                                         June 30,           December 31,
                                                          1997                  1996
                                                          ----                  ----
    LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt                 $     600,000         $     600,000
  Accounts payable and accrued expenses                 3,003,817             1,961,282
  Liabilities of discontinued operations                  387,668             1,295,251
  Income taxes payable                                    725,901               405,704
                                                    -------------         -------------

    Total Current Liabilities                           4,717,386             4,262,237

LONG-TERM DEBT                                          7,900,000             8,000,000

DEFERRED INCOME TAXES                                   8,192,991             8,997,668
                                                    -------------         -------------

    Total Liabilities                                  20,810,377            21,259,905
                                                    -------------         -------------

    STOCKHOLDERS' EQUITY

     PREFERRED STOCK
       $1.00 par value
       Authorized - 1,000,000 shares
       Issued and Outstanding - none

     COMMON STOCK
       $.01 par value
Authorized - 15,000,000 shares
       Issued:
         June 30, 1997 - 7,169,868 shares
         December 31, 1996 - 7,169,868 shares
       Outstanding:
    June 30, 1997 - 6,459,098 shares
    December 31, 1996 - 6,837,993 shares                   71,699                71,699

ADDITIONAL PAID-IN CAPITAL                             37,609,355            37,667,729
CUMULATIVE FOREIGN TRANSLATION ADJUSTMENTS               (348,603)
RETAINED EARNINGS                                      65,722,786            61,485,309
                                                    -------------         -------------
                                                      103,055,237            99,224,737
     LESS, COMMON STOCK HELD IN THE TREASURY,
              AT COST
              June 30, 1997 - 710,770 shares
     December 31, 1996 - 331,875 shares               (10,162,266)           (4,864,310)
                                                    -------------         -------------
Total Stockholders' Equity                             92,892,971            94,360,427
                                                    -------------         -------------
Total Liabilities and Stockholders' Equity          $ 113,703,348         $ 115,620,332
                                                    =============         =============


See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                 June 30,                           June 30,
                                                  1997                  %             1996                   %
                                                  ----                  -             ----                   -
SALES                                        $ 13,598,253             100.0       $ 11,562,127             100.0

COST OF SALES                                   6,208,751              45.7          5,528,551              47.8
                                             ------------         -------         ------------         -------

GROSS PROFIT                                    7,389,502              54.3          6,033,576              52.2

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES                        3,513,344              25.8          2,982,239              25.8
                                             ------------         -------         ------------         -------

OPERATING INCOME                                3,876,158              28.5          3,051,337              26.4

OTHER INCOME (EXPENSE)
 Investment Income                                106,182               0.8            222,743               1.9
 Interest Expense                                (153,858)             (1.1)          (116,808)             (1.0)
                                             ------------         -------         ------------         -------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                               3,828,482              28.2          3,157,272              27.3

PROVISION FOR INCOME TAXES                      1,531,524              11.3          1,264,473              10.9
                                             ------------         -------         ------------         -------

INCOME FROM CONTINUING
OPERATIONS                                      2,296,958              16.9          1,892,799              16.4
                                             ------------         -------         ------------         -------


DISCONTINUED OPERATIONS                           200,150               1.5           (118,084)             (1.0)
                                             ------------         -------         ------------         -------

NET INCOME                                   $  2,497,108              18.4       $  1,774,715              15.4
                                             ============         =======         ============         =======


EARNINGS PER SHARE:

INCOME FROM CONTINUING OPERATIONS
  DISCONTINUED OPERATIONS                   $       0.35                                              $     0.26
                                            $       0.03                                              $    (0.01)
                                            ------------                                              ----------
 NET INCOME
                                            $       0.38                                              $     0.25
                                            ============                                              ==========



See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                           June 30,                                    June 30,
                                             1997                        %               1996                   %
                                             ----                        -               ----                   -
SALES                                    $25,588,093                   100.0         $22,354,859              100.0

COST OF SALES                             12,149,514                    47.5          11,090,519               49.6
                                          ----------                    ----          ----------               ----

GROSS PROFIT                              13,438,579                    52.5          11,264,340               50.4

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES                   6,731,666                    26.3           5,790,447               25.9
                                          ----------                    ----          ----------               ----

OPERATING INCOME                           6,706,913                    26.2           5,473,893               24.5

OTHER INCOME (EXPENSE)
 Investment Income                           283,230                     1.1             414,653                1.9
 Interest Expense                           (261,046)                   (1.0)           (235,955)              (1.1)
                                          -----------                   ----          ----------               ----

INCOME BEFORE PROVISION
 FOR INCOME TAXES                          6,729,097                    26.3           5,652,591               25.3

PROVISION FOR INCOME TAXES                 2,691,770                    10.5           2,264,412               10.1
                                          ----------                    ----          ----------               ----

  INCOME FROM CONTINUING
  OPERATIONS
                                           4,037,327                    15.8           3,388,179               15.2
                                          ----------                    ----          ----------               ----

DISCONTINUED OPERATIONS                      200,150                      .8            (128,963)               (.6)
                                          ----------                      --          ----------                ---


NET INCOME                               $ 4,237,477                    16.6         $ 3,259,216               14.6
                                          ==========                    ====          ==========               ====


EARNINGS PER SHARE:

  INCOME FROM CONTINUING
   OPERATIONS
  DISCONTINUED OPERATIONS               $       0.60                                $       0.47
                                        $       0.03                                $      (0.02)
                                         -----------                                 -----------
NET INCOME
                                        $       0.63                                $       0.45
                                         ===========                                 ===========


        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

                                                                                                          TOTAL
                                                                                                       STOCKHOLDERS'
                                                                                                          EQUITY
           BALANCE - December 31, 1996                                                                  $94,360,427

           Acquisition of Treasury Stock                                                                 (5,781,645)

           Exercise of Stock Options                                                                        339,525

           Tax Benefit from Exercise of Stock Options                                                        22,025

           Sales of Common Stock Under Employee
             Stock Purchase Plan                                                                             63,765

           Translation Adjustments                                                                         (348,603)

           Net Income                                                                                     4,237,477

           BALANCE - June 30, 1997                                                                      $92,892,971
                                                                                                        ===========




        See accompanying notes to the consolidated financial statements.

            COMMON STOCK                 ADDITIONAL           CUMULATIVE                                     TREASURY STOCK
-----------------------------------                                                                 --------------------------------
      NUMBER                              PAID-IN             TRANSLATION           RETAINED            NUMBER
    OF SHARES           AMOUNT            CAPITAL             ADJUSTMENT            EARNINGS           OF SHARES          AMOUNT


   7,169,868           $71,699         $37,667,729                                $61,485,309          (331,875)     ($ 4,864,310)

                                                                                                       (412,600)       (5,781,645)

                                        (72,257)                                                         28,800           411,782

                                         22,025


                                         (8,142)                                                          4,905            71,907

                                                           ($348,603)


                                                                                 4,237,477
---------           -------         -----------            ---------           -----------          --------         ------------

7,169,868           $71,699         $37,609,355            ($348,603)          $65,722,786          (710,770)        ($10,162,266)
=========            ======          ==========             ========            ==========           =======          ===========

        See accompanying notes to the consolidated financial statements.

                         ISOMEDIX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                        June 30,              June 30,
                                                          1997                  1996
                                                          ----                  ----
Cash flows from operating activities:
Net Income                                           $  4,237,477         $  3,259,216
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                          3,750,577            3,479,985
  Amortization                                             12,978              112,927
  Provision for doubtful accounts                        (136,293)             125,000
  Gain on sale of Skyland assets                         (150,000)
  Changes in assets and liabilities:
    Decrease (increase)in accounts receivable           1,081,390             (659,931)
    Increase in prepaid expenses and other
      assets                                             (395,210)            (137,314)
    (Decrease) increase in accounts payable
       and accrued expenses
                                                         (281,007)             330,371
    Decrease in contract deposits                                              (38,390)
    Increase (decrease) in income taxes
      payable                                             842,503              (73,988)
    (Decrease) increase in deferred income
      taxes                                              (885,847)             193,759
---------------------------------------------        ------------         ------------
Net cash provided by operating activities               8,076,568            6,591,635
---------------------------------------------        ------------         ------------
Cash flows from investing activities:
  Purchases of held to maturity securities                                 (31,748,331)

  Proceeds from maturity of held to maturity
   securities
                                                                            31,446,777
  Proceeds from sale of Skyland assets                    150,000
  Additions to property, plant and equipment           (3,411,163)          (1,626,968)
  Additions to radioisotope                            (4,346,676)          (2,374,566)
  Acquisition of Puerto Rico                           (4,600,000)
  Increase in equipment deposits                         (138,947)            (900,000)
  Other                                                    39,695              (19,664)
---------------------------------------------        ------------         ------------
Net cash used in investing activities                 (12,307,091)          (5,222,752)
---------------------------------------------        ------------         ------------
Cash flows from financing activities:
  Payment of long-term debt                              (100,000)            (100,000)
  Purchases of treasury stock                          (5,781,645)          (2,145,003)
  Proceeds of stock options exercised and
   employee stock purchases                               425,315              219,340
---------------------------------------------        ------------         ------------
Net cash used in financing activities                  (5,456,330)          (2,025,663)
---------------------------------------------        ------------         ------------
Effect of exchange rate changes on cash                   (85,727)
                                                     ------------         ------------
Net decrease in cash and cash equivalents              (9,772,580)            (656,780)
Cash and cash equivalents at beginning of
  period                                               22,097,466            4,860,088
---------------------------------------------        ------------         ------------
Cash and cash equivalents at end of period           $ 12,324,886         $  4,203,308
---------------------------------------------        ------------         ------------
Supplemental cash flow information:
  Cash paid for interest (net of amounts
   capitalized)                                      $    205,006         $    179,914
---------------------------------------------        ------------         ------------
  Cash paid for income taxes                         $  2,370,455         $    499,702
---------------------------------------------        ------------         ------------
Supplemental non-cash investing activities
  Additions to radioisotope in satisfaction
   of lease receivable                                     24,835
                                                     ------------         ------------
  Accruals for capital expenditures                  $    431,114                    $
                                                     ------------         ============




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

2. Earnings per share have been computed based upon the weighted average number of shares of common stock outstanding during each period. For the three months ended June 30, 1997 and 1996, the numbers of shares used in computing earnings per share were 6,653,493 and 7,172,600, respectively. For the six months ended June 30, 1997 and 1996, the numbers of shares used in computing earnings per share were 6,676,640 and 7,182,112, respectively.

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

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 129 "Disclosure of Information About Capital Structure" ("SFAS 129") that established standards for disclosing information about an entity's capital structure. The statement is effective for periods ending after December 15, 1997. The Company will adopt SFAS 129 in the fourth quarter of 1997.

6. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" ("SFAS 130") that establishes standards for reporting and display of an alternative income measurement in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 in fiscal year 1998.

7. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") that establishes standards for the reporting of information about operating segments in annual financial statements. The Company is currently evaluating the new pronouncement for its impact on the Company's financial statements. This statement is effective for periods beginning after December 15, 1997.
The Company will adopt SFAS 131 in fiscal year 1998.


8. Subsequent Events

SPARTANBURG, SOUTH CAROLINA FIRE

On July 29, 1997, there was a fire at the Company's Spartanburg, South Carolina facility. The fire started and was contained in a small area of warehouse portion of the facility and was not related to any of the processing equipment or sterilization practices at the facility. The Company anticipates that there will be losses and expenses relating to the damage caused by the fire, though, the Company believes that the losses and expenses will not have a material adverse effect on the Company's results of operations, financial or cash flows.

MERGER ANNOUNCEMENT

On August 12, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with STERIS Corporation ("STERIS") and its wholly owned subsidiary, Steris Acquisition Corp. ("the Purchaser"), which provides for the acquisition of Isomedix by STERIS. Under the terms of the Merger Agreement, the Purchaser will commence a cash tender offer to acquire all of the outstanding shares of Isomedix common stock at a price of $20.50 per share, net to the selling stockholder. Closing of the tender offer is subject to satisfaction of customary closing conditions, including the Purchaser's acquisition in the tender offer of a majority of the outstanding shares of Isomedix common stock. The tender offer is not conditioned upon financing.
The Company and STERIS expect to complete the transaction before the end of September 1997.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Sales increased approximately 17.6% to $13,598,253 in 1997 from $11,562,127 in 1996, as a result of an overall increase in business across the Isomedix network of facilities. The Vega Alta, Puerto Rico facility, acquired in March 1997, was also a factor in the sales increase. This increase was partially offset by competitive factors previously reported.

Gross profit increased to 54.3% of sales in 1997 from 52.2% in 1996. This increase is attributable the increase in sales.

Selling, general and administrative expenses, as a percentage of sales, were 25.8% in both 1997 and 1996. However, selling, general and administrative expenses increased 17.8% to $3,513,344 in 1997 from $2,982,239 in 1996. This increase was primarily due to expenses related to the new Libertyville, Illinois facility and the Vega Alta, Puerto Rico facility.

Operating income increased 27.0% to $3,876,158 in 1997 from $3,051,337 in 1996. This increase is primarily a result of increased sales as discussed above. As a percentage of sales, operating income increased to 28.5% in 1997 compared to 26.4% in 1996.

Investment income decreased to 52.3% to $106,182 in 1997 from $222,743 in 1996, primarily as a result of a decrease in invested capital, compared to a year ago, due to the purchase of Company common stock, radioisotope and property, plant and equipment.

Income from continuing operations increased 21.4% to $2,296,958 in 1997 from $1,892,799 in 1996. This increase is attributable to the reasons described above.

Income from discontinued operations was $200,150 in the 1997 period compared to a loss of $118,084 in the 1996 period. This was primarily due to the sale of certain fixed assets of the discontinued Skyland operation during June 1997.

Net income increased 40.7% to $2,497,108 from $1,774,715 in 1996. This increase is attributable to the reasons described above. As a percentage of sales, net income was 18.4% in 1997 compared to 15.4% in 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Sales increased approximately 14.5% to $25,588,093 in 1997 from $22,354,859 in 1996. The 1996 period included $420,960 in progress billing towards an irradiator sold to the United States Department of Agriculture. Excluding the effect of the progress billing, sales increased 16.7% to $25,588,093 in 1997 from $21,933,899 in 1996, as a result of an overall increase in business across the Isomedix network of facilities. The Vega Alta, Puerto Rico facility, acquired in March 1997, was also a factor in the sales increase. This increase was partially offset by competitive factors previously reported.

Gross profit increased to 52.5% of sales in 1997 from 50.4% in 1996. This increase is attributable to the increase in sales.

Selling, general and administrative expenses, as a percentage of sales, were 26.3% in 1997 compared to 25.9% in 1996. This increase was primarily due to severance payments of approximately $300,000 in the 1997 period. Before taking this charge into account, selling, general and administrative expenses, as a percentage of sales, were 25.1% in 1997.

Operating income increased 28.0% to $7,006,913 in 1997 from $5,473,893 in 1996, before taking into account the charge in the 1997 period for severance payments of approximately $300,000. Reflecting this charge, operating income increased 22.5% to $6,706,913 in 1997 from $5,473,893 in 1996. This increase is primarily a result of increased sales as discussed above. As a percentage of sales, operating income increased to 26.2% in 1997 compared to 24.5% in 1996.

Investment income decreased 31.7% to $283,230 in 1997 from $414,653 in 1996, primarily as a result of a decrease in invested capital, compared to a year ago, due to the purchases of Company common stock, radioisotope and property, plant and equipment.

Income from continuing operations increased 19.2% to $4,037,327 in 1997 from $3,388,179 in 1996. This increase is attributable to the reasons described above.

Income from discontinued operations was $200,150 in the 1997 period compared to a loss of $128,963 in the 1996 period. This was primarily due to the sale of certain fixed assets of the discontinued Skyland operation during June 1997.

Net income increased 30.0% to $4,237,477 from $3,259,216 in 1996. This increase is attributable to the reasons described above. As a percentage of sales, net income was 16.6% in 1997 compared to 14.6% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company experienced a decrease in its liquidity, attributable to purchases of Company common stock, the purchase of a gamma radiation facility in Puerto Rico, capital expenditures for the purchase of equipment and radioisotope for the Company's existing sterilization facilities and the construction of a new sterilization facility in Libertyville, Illinois. This decrease was partially offset by cash provided by operating activities, derived from net income for the period as adjusted for non-cash expense items such as depreciation and amortization.

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

The Company may also utilize existing credit facilities, which the Company expects to be able to renew annually, to fund the working capital needs of the Company, as required. Expansion plans are expected to be funded from the Company's investments. The Company's capital expenditures for 1997 are anticipated to be approximately $17 to $20 million, including the constructing and equipping of the Company's new sterilization facility in Libertyville, Illinois, which is expected to become operational in the second half of 1997 and the purchase of a gamma radiation facility in Puerto Rico, which was completed on March 19, 1997.

Inflation is not expected to have a significant impact on the Company's income, particularly as the United States economy is presently experiencing a period of low inflation. Based upon its experience since inception, the Company does not expect that future increases in the cost of radioisotope or other materials will be significant to its operations.


NEW ACCOUNTING PRONOUNCEMENTS

1. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 128 establishes standards for the computation, presentation and disclosure requirements for earnings per share. Management is currently evaluating the impact of SFAS 128 on the financial statements.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 129 "Disclosure of Information About Capital Structure" ("SFAS 129") that established standards for disclosing information about an entity's capital structure. The statement is effective for periods ending after December 15, 1997. The Company will adopt SFAS 129 in the fourth quarter of 1997.

3. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" ("SFAS 130") that establishes standards for reporting and display of an alternative income measurement in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 in fiscal year 1998.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") that establishes standards for the reporting of information about operating segments in annual financial statements. The Company is currently evaluating the new pronouncement for its impact on the Company's financial statements. This statement is effective for periods beginning after December 15, 1997. The Company will adopt SFAS 131 in fiscal year 1998.

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings

          None to Report.

Item 2    Changes in Securities

          None to report.


Item 3    Defaults Upon Senior Securities

          None to report.

Item 4    Submissions of Matters to a Vote of Security Holders

         a)   Registrant held its Annual Meeting of Stockholders on May 20,
              1997.

              Holders of at least 5,242,543 shares of the Common Stock of the Company were present in person or represented by proxy, being approximately 81.6% of the 6,425,393 shares of Common Stock of the Company outstanding at the close of business on March 27, 1997, the Record Date of the Meeting.

              The following matters were acted on by the stockholders at the
              Meeting:

         1) The following persons were elected to the Board of Directors, as follows:

                                                               Votes        Votes          Votes
                                                                For        Against       Abstaining
                                    H. Stuart Campbell        5,200,851                     41,692
                                    Michael C. Nahl           5,185,424                     47,314


              The following persons continue as directors after the Meeting:
              Thomas J. DeAngelo, Thomas M. Haythe, David M. Lank and John Masefield.

         2) A proposal for the ratification of the selection of Coopers & Lybrand L.L.P. to serve as the auditors for the fiscal year ending December 31, 1997 was approved, as follows: 5,217,416 shares voted in favor, 15,317 shares voted against and 9,810 shares abstained.

PART II.  OTHER INFORMATION


Item 5    Other Information


          On August 12, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with STERIS Corporation ("STERIS") and its wholly-owned subsidiary, Steris Acquisition Corp. (the "Purchaser"), which provides for the acquisition of Isomedix by STERIS. Under the terms of the Merger Agreement, the Purchaser will commence a cash tender offer to acquire all of the outstanding shares of Isomedix common stock at a price of $20.50 per share, net to the selling stockholder. Closing of the tender offer is subject to satisfaction of customary closing conditions, including the Purchaser's acquisition in the tender offer of a majority of the outstanding shares of Isomedix common stock. The tender offer is not conditioned upon financing. The Company and STERIS expect to complete the transaction before the end of September 1997.



Item 6    Exhibits and Reports on Form 10-Q

      (a) Exhibits:

          XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended June 30, 1997 and 1996. (Unaudited)

          XI(b) Statement Re: Computation of Earnings Per Share for the Six Months Ended June 30, 1997 and 1996. (Unaudited)

          27      Financial Data Schedule

      (b) Reports on Form 8-K:

          During the three months ended June 30, 1997, the registrant filed no reports on Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ISOMEDIX INC.
                                                   (Registrant)



Date: August 14, 1997                              /s/ John Masefield
                                                   ----------------------------
                                                   John Masefield
                                                   President and
                                                   Chief Executive Officer


Date: August 14, 1997                              /s/ Thomas J. DeAngelo
                                                   ----------------------------
                                                   Thomas J. DeAngelo
                                                   Vice President
                                                   Finance and Administration
                                                   and Chief Financial Officer

                                EXHIBIT INDEX

          XI(a) Statement Re: Computation of Earnings Per Share For the Three Months Ended June 30, 1997 and 1996. (Unaudited)

          XI(b) Statement Re: Computation of Earnings Per Share for the Six Months Ended June 30, 1997 and 1996. (Unaudited)

          27      Financial Data Schedule